Form 10-K
period 2020-12-31
American Well Corp
filed 2021-03-26
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39515

American Well Corporation

(Exact name of Registrant as specified in its charter)

Delaware	20-5009396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
75 State Street, 26th Floor Boston, MA	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 204-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.01 per share	AMWL	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES  ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common equity and, therefore, the Registrant cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange on December 31, 2020, was $5.2 billion. Common stock held by each executive officer, director and by each person known to the registrant who owned 5% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2021 the number of shares of Registrant’s Class A common stock outstanding was 206,135,349, the number of shares of Registrant’s Class B common stock outstanding was 26,433,900, and the number of shares of Registrant’s Class C common stock outstanding was 5,555,555.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements and should be evaluated as such. Forward-looking statements include information concerning possible or assumed future results of operations, including descriptions of our business plan and strategies. These statements often include words such as “anticipate,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” or the negative of these terms, and other similar expressions, although not all forward-looking statements contain these words.

These forward-looking statements and projections are contained throughout this Form 10-K, including the sections entitled “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Important factors that may materially affect such forward-looking statements and projections include the following:

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

You should refer to “Item 1A. Risk Factors” for a discussion of these and other important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements.

These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should evaluate all forward-looking statements made in this Annual Report in the context of these risks and uncertainties.

PART I

Item 1. Business.

Overview

We are a leading telehealth company enabling digital delivery of care for healthcare’s key stakeholders. We empower our clients at the enterprise level with the core technology and services necessary to successfully develop and distribute telehealth programs that meet their strategic, operational, and social objectives under their own brands. The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan and innovator, including government, clients with the tools to enable new models of care for their patients and members. Our scalable technology embeds with our clients’ existing offerings and clinical workflows, spanning the continuum of care and enabling care delivery across a wide variety of clinical, retail, school and home settings. Our client-focused approach drives our success as one of the largest telehealth companies. As of December 31, 2020, we powered the digital care programs of 58 health plans, which support over 36,000 employers and collectively represent more than 80 million covered lives, as well as 158 of the nation’s largest health systems, encompassing more than 2,000 hospitals. Since inception, we have powered over 8.6 million telehealth visits for our clients, including more than 5.9 million in the year ended December 31, 2020.

The Amwell Platform enables care delivery across the full healthcare continuum – from primary and urgent care in the home to high acuity specialty consults, such as telestroke and telepsychiatry, in the hospital. We support both on-demand and scheduled consultations and offer pre-packaged care modules and programs that power over 100 unique use cases today. Our platform can be fully embedded into our clients’ patient/member portals and provider workflows. Providers can launch telehealth directly from their native EHRs, with seamless integration to their payer eligibility and claims systems. Providers, patients and members can access this care through a full range of Carepoints™, including via mobile, web, phone and our proprietary kiosks and carts that support multi-way video, phone or secure messaging interactions. As of December 31, 2020, approximately 68,000 of our clients’ providers use the Amwell Platform to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group (“AMG”), a nationwide clinical network of over 5,000 multi-disciplinary providers covering 50 states with 24/7/365 coverage.

Our Industry Opportunities

Healthcare today is inefficient, expensive, complicated and fragmented – resulting in substantial challenges for providers, health plans, and patients. We believe telehealth is central to overcoming these key structural challenges, which include:

•	Solving the Access Crisis Driven by Provider Shortages and Inefficient Resource Allocation;
•	Addressing Increasing Healthcare Costs for All Key Stakeholders;
•	Promoting Greater Coordination of Care; and
•	Optimizing Patient Experience to Drive Recruitment and Retention.

Our Solution

To capture these opportunities, we believe clients are seeking a comprehensive solution to support their connected care goals and consolidate unintegrated vendors and in-house designed solutions.

One Platform, Powering the Care Continuum

The Amwell Platform is a scalable, secure telehealth platform that supports a full range of telehealth functionality. The Amwell Platform consists of the Home line (provider-to-patient telehealth interactions, typically in the home), the Hospital line (supporting provider-to-provider telehealth interactions, or provider-to-patient, typically in an inpatient or ambulatory setting) and Amwell Now which straddles the home and hospital lines by providing an easy way for providers to connect patients in the home or hospital. Our enterprise solution offers clients the ability to implement and quickly expand their telehealth offerings across many areas of clinical practice. Our platform is a highly configurable, white-labeled infrastructure that enables clients to deliver telehealth under their own brands and with their own providers. We offer a full range of management software, clinical workflows, CarepointTM hardware and system integrations to deliver care across many modalities, including video, phone and secure messaging. Our platform is designed to support the continuum of care by offering the specific workflows and device solutions needed to deliver this care.

Our open architecture allows the Amwell Platform to connect to existing systems, devices and access endpoints and to embed telehealth into our clients’ workflows. Our SDKs enable access to a broad set of APIs to offer clients the ability to integrate, embed and customize telehealth across their digital domains, including:

•	Patient access points such as white-labeled web and mobile apps, 24-hour nurse and customer support lines and customer applications, such as patient or member “digital front doors”;
•

Provider access points, such as EHR systems, including Cerner, Epic and more. Clinicians can launch telehealth visits from within their EHRs, add records of new patients acquired via telehealth and share consult data through our bidirectional integrations; and

•	Administrative functions such as enrollment, clinical management, payment, eligibility and claims administration, e-prescribing, follow-up and data interchange.

The Amwell Platform is designed to quickly launch and remotely implement telehealth offerings for our clients and grow with them as they broaden their digital offerings through additional modules for a wide variety of use cases. Health systems typically begin with either urgent care or an acute use case, such as telestroke or telepsychiatry, and subsequently add modules for areas such as scheduled specialty follow-up visits, virtual rounding, school-based services and more. Health plans typically begin with an urgent care service and later add behavioral health or other services designed to support the needs of their employer clients, such as breastfeeding support, EAP therapy or nutrition services. In emergency situations, such as natural disasters or the recent COVID-19 pandemic, our clients can start new practices and see patients using our telehealth solution in a matter of days.

We have designed the Amwell Platform to be intuitive and convenient for both patients and providers:

•

Patients—For patient-initiated on-demand visits, patients can either choose a specific provider or elect to see the next available physician. For scheduled visits, patients are guided through pre-visit readiness assessments and can enroll themselves and their dependents, enter their medical history, check insurance coverage and select video or phone visits. Post visit, patients can access their visit record or share it with other providers in their care team. The Amwell Platform is rated an average of 4.8 out of 5 stars by patients on all health system and health plan platforms, as well as our direct-to-consumer platform, and has achieved an average NPS score of 56 across our clients’ various branded services for the full-year period ended December 31, 2020.

•

Providers—The Amwell Platform is designed to deliver an easy-to-use provider experience via web or mobile application. Providers access familiar workflows for taking notes, prescribing, referencing clinical treatment guidelines and alerts for gaps in care or referral protocols. Importantly, many of our modules can be initiated directly from within a provider’s EHR system, creating a seamless experience and reducing redundant data entry.

Carepoints Enable a Variety of Clinical Settings

Patients and members access our platform through a wide variety of Carepoints. These Carepoints include not only patient and provider supplied devices for app-based access over web, mobile and phone, but also a full range of purpose-built devices for use in clinical settings. Our proprietary Carepoint portfolio, which includes the C500, Touchpoint Table, and Hospital TV, enables providers to deliver digital care into clinical care locations, such as the Emergency Department (the “ED”) and clinics, as well as into community settings such as retail stores, community centers, employer sites, skilled nursing facilities and schools. These devices are built to rigorous safety and clinical standards and have advanced features including far-end camera controls, fleet monitoring and connectivity to a variety of diagnostic scopes and examination tools. Our Carepoints support a range of modalities including multi-way video, phone connectivity and secure messaging to bring care teams to patients and members in the most efficient way possible.

Value-Added Services

We offer a full suite of paid, supporting services to our clients to enable their telehealth offerings. AMG is a 24/7/365 nationwide provider group with care capabilities that have been accredited with the National Committee for Quality Assurance (“NCQA”), Utilization Review Accreditation Commission (“URAC”) Telehealth Accreditation Program and the Joint Commission. AMG employs more than 5,000 providers across primary and urgent care, behavioral health therapy, acute psychiatry, lactation counseling and nutrition to provide licensed, reimbursable medical staffing for digital care delivery to our clients. AMG can be used to augment provider capacity during nights, weekends or times of high demand, fill gaps in specialist coverage in acute hospital settings and to enable expanded geographic coverage in cases where state-level licensing requirements restrict the ability of our clients’ own physicians to treat patients outside of their own geographic locations. Additionally, we provide professional services to facilitate telehealth implementation, workflow design, systems integration and service expansion. To help our clients promote adoption and utilization, we offer highly effective patient and provider engagement services through our internal digital engagement agency.

Our Market Opportunity

Core U.S. Digital Care Market

We believe the annual total addressable market for our solutions is substantial and increasing. We estimate the current subscription revenue market opportunity for health plan and health system customers to be approximately $8.7 billion and $3.7 billion, respectively. There are over 290 million lives enrolled in insurance plans that we have identified as potential subscribers to our platform. We have also identified 802 health systems who would potentially benefit from the Amwell Platform. For AMG, we estimate the urgent care and telepsychiatry visit revenue market opportunity to be approximately $18.2 billion and $3.9 billion, respectively.

Additional Digital Care Market Opportunities

We intend to grow our addressable market through continued expansion into market adjacencies that we believe represent a significant opportunity to serve millions of additional potential patients and members.

Our Competitive Strengths

Enabling Our Clients to Deliver the Continuum of Care

Our platform enables our clients to utilize their own provider networks to digitally distribute treatment to their patients and members across the continuum of care. This capability was demonstrated most clearly during the recent COVID-19 crisis, when our health system and health plan clients were able to deploy tens of thousands of their own providers onto their telehealth platforms. As of December 31, 2020, approximately 68,000 active providers utilized the Amwell Platform to address their patients’ needs, from primary care, the management of chronic care and specialist visits. We offer provider training, outreach and success services to drive increased patient acquisition and retention, appropriate utilization and better outcomes. We believe our ability to provide our clients with a platform that allows them to utilize their own trusted providers and networks differentiates us within our industry.

Flexible and Scalable Suite of Solutions

Our scalable platform allows us to grow with the digital care delivery needs of our clients. Most clients start by providing a single use case, such as urgent care, or start with a subset of their members or patients, such as employer administrative services. As our clients expand their digital care delivery solutions, they can add modules that support additional specialists or specific use cases across broader patient and/or member populations. Our products are currently available in more than 40 modules or programs that offer the necessary workflows to deliver care across over 100 individual use cases. In addition to clients increasing their telemedicine use cases over time, they tend to expand their use of Carepoints as well as consumer devices. As we expand our capabilities, our module, program and Carepoint-based approach allows us to partner with clients that are new to telehealth as well as with rapidly expanding telehealth market leaders.

Client-Branded, Embedded Digital Experiences

Our configurable Amwell Platform and its associated SDKs and APIs encourages our clients to white-label and deploy telehealth programs under their own brands, unlike other telehealth players who promote programs under their own names. Our differentiated approach empowers our clients to advance the look, feel and trust associated with their market-leading brands while we provide the core technology and clinical support to enable quality patient and member care. We are aligned with clients and partner to build tailored digital care distribution programs instead of competing with them for their patients.

Platform Integration That Provides for the Efficient Delivery of Digital Care

We enable digital care distribution to be integrated into existing care pathways and workflows rather than as a separate experience. Our proprietary SDKs, APIs and system integrations enable clients to embed telehealth into existing workflows utilized by providers and patients. Our platform is provided directly within or synchronized with our providers’ EHR systems, including Cerner and Epic, as well as through the mobile apps, 24-hour nurse and customer support lines and “digital front doors” that patients and members access. We also integrate with back end systems to streamline administrative functions such as enrollment, clinical management, payment, claims administration, e-prescribing, follow-up and data interchanges such as picture archiving and communication systems (“PACS”). For our clients, this functionality eases administrative burdens and supports physician workflows. For patients and members, our embedded functionality simplifies digital care delivery directly into the portals and systems those individuals are already utilizing.

Connected Ecosystem of Health Systems, Health Plans and Innovators

We partner with many of the world’s largest and most trusted health systems, health plans and healthcare innovators. Our broad range of connected healthcare providers is attractive to health plans seeking to expand their care networks, while health systems are drawn to a network with a large number of health plans that allows for the possibility to extend their services through the digital distribution of their care. Our ecosystem benefits from scale in our client base across each stakeholder vertical. For example, we currently work with 30 of the 36 Blue plans nationally, who benefited as we added more of their cohort and allowed members with Blue cards to seamlessly access digitally distributed care outside the geography of their individual Blue plan. Our ecosystem is also strengthened by our partnerships with innovators that bring new services and capabilities to the Amwell Platform. Finally, the breadth of our ecosystem has enabled a deep understanding of health system and health plan workflows and reimbursement arrangements between our clients, allowing us to tailor our capabilities to their needs.

Access to Scalable, On-Demand Medical Services to Help Support Our Clients’ Digital Care Solutions

As part of our mission to enable digital care distribution, we offer our clients a medical staffing solution for digital health services through AMG, representing over 5,000 multi-disciplinary providers with 24/7/365 coverage across 50 states, that integrates with and extends their existing care capabilities. Our acquisition of Aligned Telehealth Inc. (the “Aligned Acquisition”) bolstered AMG’s roster to now include over 1,000 behavioral health providers, strengthening the network we are able to offer our customers. For health plans, AMG provides essential nationwide clinical coverage for members across a broad range of specialties. For health systems, most require clinical support for their initial programs and then transition to weekend or evening coverage as their providers come onboard. During natural disasters or emergent health events such as the COVID-19 pandemic, AMG can quickly augment staffing needs. By delivering access to on-demand medical staffing, we believe AMG brings trust and stability to our clients’ digital care delivery solutions.

Experienced Management

Our management team has extensive operational experience in healthcare, technology and services. Our co-founders are experienced entrepreneurs with a proven track record of successfully founding, growing and leading multiple companies. Our executive leadership team has an average of 20 plus years of experience. We believe our management team’s extensive business experience, along with the backing of key strategic healthcare investors, sets Amwell apart in the industry.

Our Growth Strategies

Drive Greater Adoption with our Existing Clients

We intend to continue to drive greater adoption among existing clients in four ways:

•

Expanding the populations to which they offer services—Health plans may begin by offering telehealth to a subset of their total membership and over time expand to more members. Health systems may start with a single hospital or region and then expand system wide.

•

Increasing adoption within existing populations—We see significant increases in utilization among clients as providers and patients have become more aware of and comfortable with telehealth, and as clients have embedded digital care more fully into their operations. We use targeted patient and provider engagement campaigns, best practices training as well as operational support to further drive an increase in usage across our platform.

•

Adding new modules and programs—Most clients begin with one or two use cases for telehealth, but then expand into additional clinical areas. For health plans, additional programs are typically focused around the needs of employer clients and are increasingly driven by Medicare Advantage and Managed Medicaid business. For health systems, additional modules typically include a range of specialty care use cases across the care continuum.

•

Expanding their Carepoints—Clients typically increase the number of Carepoints over time, as they penetrate additional locations and expand their own network of digital care delivery. As the number of Carepoints rise, utilization goes up and our clients recognize additional value. We intend to continue to promote our proprietary Carepoints across our client base and believe that new Carepoint offerings such as our Hospital TV and planned home TV will further expand usage of our platform.

Increase Penetration by Adding New Clients within our Core Verticals

While we already partner with many of the largest health systems and health plans in the United States, there is still significant white space to add additional customer relationships. Additionally, Medicare and Medicaid programs provide a significant growth opportunity as they continue to expand telehealth as a reimbursable service across use cases. We expect to obtain an Authority to Operate within the Department of Defense’s health services which will provide additional entry points into government health services, where we believe there is a significant opportunity for growth. We continue to invest in our direct sales force and channel management capabilities to support growth and client support.

Invest in Platform to Continue to Expand Capabilities

We continue to invest in the Amwell Platform to develop new technologies, products, modules/programs and capabilities that meet the broadening needs of our clients. We also partner with our clients and other stakeholders to build new features, modules and programs. This includes the ongoing development of our digital tools program capabilities, which allow our clients to design new healthcare protocols by combining brick and mortar services with digital healthcare delivery in areas such as primary or cancer care. We plan to expand the reach of our digital platform into new areas by investing in new technologies. For example, our Hospital TV allows patients to access digital health services in their hospital room via TVs and our planned home TV Carepoint hardware solution will allow patients to access digital health services at home via TVs. We are investing in AI technology that is designed to help expand patient engagement while improving efficiencies and reducing the cost of care. The first example of this AI deployment occurred during the COVID-19 crisis, when we launched “Ami,” an AI-based COVID-19 triage chatbot tool. Ami can be configured for use with other medical conditions and assessments. Continued investment in interoperability including remote patient monitoring, advanced analytics and lab services as well as the home delivery of pharmaceuticals is expected to allow us to expand use cases.

Increase Partnerships with Innovators to Better Enable the Digital Care Capabilities of our Clients

Our investments in interoperability with other technologies have allowed us to partner with innovative companies to develop unique products and services. Our current strategic partnership with Cerner, as well as relationships with Epic and other EHR providers, allows our services to be accessed directly through EHR interfaces. We support a telehealth sleep program with Philips allowing for the remote diagnosis and treatment of various common sleep disorders. We launched Second Opinion services through our Cleveland Clinic joint venture. We believe these partnerships will differentiate our offering and add new capabilities to drive demand and add value for our clients.

Expand into International Markets

As regulatory and reimbursement systems around the world evolve, we see a significant opportunity to expand internationally. We signed our first major international client in 2017 when Meuhedet Health Services, a leading Israeli Health Maintenance Organization with 1.2 million covered lives, joined our platform. Meuhedet’s telehealth program, launched in 2019, created Israel’s first “Hybrid HMO” using telehealth as the first line of contact for plan members for seamless care delivery and reduced facilities costs for Meuhedet. Our acquisition of Avizia, Inc. (“Avizia”) in 2018 also brought an international footprint in telehealth Carepoint carts that we continue to grow.

Selectively Pursue Acquisitions

Our comprehensive platform enables us to selectively pursue strategic and complementary assets to support our clients’ needs. We have a track record of successfully identifying and integrating acquisitions. The acquisition of Avizia in 2018 expanded our high-acuity care services and our hospital and Carepoint offerings. The Aligned Acquisition in 2019 expanded the number of behavioral health providers available in AMG and enhanced our ability to offer behavioral health resources and programs. We intend to continue to complement our strong organic growth opportunities by evaluating the acquisition of complementary products and services. Consistent with this strategy, we are engaged in a number of processes related to acquisition opportunities, some of which could be significant.

Our Products

The primary product we sell is access to the Amwell Platform via recurring subscriptions. We sell additional telehealth-related services and solutions via configurable modules and programs, hardware Carepoints and services, including implementation, engagement, cart fleet management and integration. These additional services can be added to any base platform subscription. We also sell access to practices services through AMG, our affiliated medical group that provides clinical services on a fee-for-service basis, on the Amwell platform and through our direct-to-consumer app.

Our Technology and Operations

Regardless of access modality, our technology platform is designed to provide superior patient and provider experiences, encompassing the complete end-to-end telehealth visit. Our backend architecture also supports security, data exchange, integration with EHRs, other data repositories and third-party devices. Finally, we offer a portfolio of services to our clients to support their telehealth platform.

Amwell Home Line

Multiple Digital Practices

Care is organized into online practices, analogous to a multi-specialty hospital building, allowing patients to choose from a variety of clinical offerings, ranging from primary to specialty care and from wellness to disease. Practices can be organized by clinical specialty (including primary care, behavioral health, nutrition, cardiology), by disease state (including diabetes, asthma, hypertension) or by program type (including smoking cessation, weight loss, addiction therapy). Each practice typically represents a distinct clinical use case with its own associated client branding, patient workflows, associated providers, eligibility, and pricing.

Flexible Access to Care

Patients can access clinical services anytime, anywhere, from their smartphones, tablets or computers. We support all major web browsers and both iOS and Android mobile devices. Clients can choose to configure our white-labeled web and mobile app experiences with their own branding or use our patient SDK to embed our telehealth functionality in their own existing web and mobile experiences.

When a video connection is inappropriate or otherwise not possible, a voice-only phone visit can be substituted, though clinical best practice favors video. Consumers can also access care through our line of client-branded telehealth carts and kiosks, which function as fixed access points equipped with dedicated medical-grade diagnostic devices.

Emphasis on the Consumer Experience

Regardless of access technology, the consumer experience is designed to be consistently easy-to-use, convenient, personal, and private. We use the latest web and mobile technologies and user interface design principles to create an intuitive experience that is easy to navigate and requires no user manual or advance training.

We enable patients to choose the practice they wish to visit, the provider they prefer to see, and the pharmacy where they intend to pick up potential prescriptions. Just like in a physical visit, patients enter their chief complaint and associated symptoms, register or update their medical history, allergies, and medications, provide relevant insurance and payment information as appropriate, and conclude by consenting to share their personal health record. Patients may also import clinical data and biometrics via Apple HealthKit.

The telehealth visit itself is delivered by the provider over high definition video using proprietary technology that adapts real-time to available bandwidth. The image is high definition via WiFi or 4G, yet still usable over 3G. Patients can see and talk live to the provider while also chatting on their computer screen if they so choose. Providers can review the patient’s clinical information, answer questions, document the visit, and, as appropriate, diagnose and electronically prescribe therapy. At the conclusion of each visit, patients are asked to rate the provider and the experience and are afforded the opportunity to answer a few custom questions. The visit summary is available anytime for patient download or secure email to another designated provider.

On-Demand and Scheduled Visits

For urgent care and walk-in clinic type use cases, patients can seek care on-demand whenever coverage is available (typically 24/7 for urgent care). They can choose either to see the next available provider or to select a specific provider from among those currently practicing online. If a provider is busy seeing other patients, the patient can choose to wait in queue.

For non-urgent cases and for continuity of care, including most specialty care, patients can choose scheduled appointments. Appointments can either be self-scheduled by patients or scheduled on their behalf by an administrator or provider. Provider availability can be synchronized with a client’s master EHR schedule using our scheduling API, eliminating the need for duplicate and potentially conflicting scheduling systems for physical and online appointments.

Alternatively, our “Amwell Now” functionality allows providers to initiate both scheduled and on-demand visits by sending an email or text message invitation. Visit requests can also be triggered automatically by client-configured analytics and alarms using our Telehealth Now web service. Within a few clicks, patients go from email to live video visit, without ever having to manually register or download any software. This provider-initiated visit functionality is useful for both follow-up and more general population health and care management programs.

Multi-Way Collaborative Care

Our multi-way video functionality allows the patient and primary provider to each invite via email up to 20 concurrent participants in the telehealth visit. Patients may choose to invite a remote spouse, parent, adult child or other caregiver. Providers may choose to invite a peer, a specialist, another care team member, or a translator. Multi-way visits can also be used for group therapy and training. After clicking on the email invite, the participants are simultaneously displayed in a grid of live video allowing everyone to actively discuss and collaborate.

Web or Mobile Provider Access

Providers serving patients in the Home Line can see patients via a range of access Carepoints, including computer, tablet, and mobile phones. The key elements of a physical office are available at their fingertips, including appointment calendar, online waiting room, past visit history, clinical documentation tools, e-prescription, billing and coding, and task lists. Alternatively, provider access can be embedded directly into the traditional EHR user interface and workflow. Our flexible access functionality allows providers to see patients wherever they are practicing, whether at the office or remotely. Through our “provider global home” feature, providers can simultaneously declare their availability, display their services, and aggregate patients into a single online waiting room spanning multiple client platforms using our exchange functionality. This demand aggregation functionality allows providers to log in only once and maintain a single waiting room queue, regardless of where the patient originates.

Insight Tools

Our teleprompter-like “Insight” functionality allows relevant patient medical history, alerts, gaps-in-care, and clinical protocols to be imported from a client’s existing information systems and displayed to the provider at the point of care. Using our data integration APIs, providers can document either via our telehealth provider interface or in their own native EHR. When we integrate fully with another EHR, we read in data from the master EHR and write back changes, only storing locally generated data on our system for auditing purposes. When there is no integrated master EHR, our platform assumes the role of maintaining the relevant health record. Data and notes from a telehealth visit can be sent to other providers via secure email or exported back to the EHR of record in the form of a standard Continuity of Care Record (“CCR”) or Continuity of Care Document (“CCD”) data.

Physician Brokerage and Utilization Efficiency

Our patented, real-time brokerage engine matches each patient with the list of available and eligible providers, based on licensing requirements and client-configurable clinical, business and regulatory rules. In this way, we are distinguished from other “callback” models where provider choice is much more limited and is unable to occur real-time.

Our “Ask-Me” provider availability functionality allows providers to declare their potential availability to see patients. When patients seek services, one or more potentially available providers are digitally paged or notified based on client-configurable business rules. The first provider to accept the visit request is assigned the patient. Together these matching technologies ensure the most efficient use of available providers, allowing even busy clinicians to schedule in telehealth patients between physical appointments, after hours, or in place of no-shows and cancellations.

Amwell Hospital Line

The Amwell Hospital Line offers hospital-based care teams everything they need to conduct provider-to provider Acute Care consults in an efficient, scalable and easy to use experience accessed via web, mobile apps and proprietary hardware Carepoints. The clinician portal is a browser-based solution for providers and administrators, while the Touchpoint mobile app facilitates coordination for providers and care team members on iOS and Android devices. Regardless of location, care teams can review requests, communicate with others, and join a video call to deliver timely and effective care.

Workflows

Amwell Hospital Line offers configurable, specialty-specific software workflows to enable rapid and effective response to Acute Care needs, in accordance with a hospital’s care policies. As part of the implementation process, an Amwell team will understand current and desired workflows and configure the system to meet the needs of a particular administrative staff and care team.

Call Calendar for Each Workflow

The Call Calendar function within Amwell Hospital allows a hospital team to manage the on-call schedules of its clinicians, and create an individual or a bulk schedule, making it easy to manage daily, weekly or monthly clinician assignments. The Call Calendar also allows a hospital team to quickly identify and contact clinicians who are on-call. Clinicians can also manage their own availability and set preferred on-call contact methods.

Initiate a Case

Modules within Amwell Hospital Line enable staff members to quickly and easily initiate a “case” for Acute Care telehealth. Staff coordinators can clearly see and manage the total case queue and assign available providers to a case. Workflow configuration can be set up to allow a coordinator to manage case assignments or to enable providers to assign themselves to cases.

Case Alerts and Notification Preferences (SMS, Email, Pager)

The Amwell Hospital Line allows providers to manage both contact preferences and notification preferences. Providers may receive notifications via text message, email or SMS based pager. These alert tools are also accessible for administrators, which provides flexibility for managing providers’ needs.

Case Escalation

Amwell Hospital Case escalations can be configured to ensure that health system patients are cared for in a timely manner. Escalation notifications can be set up to go to specific roles, care team members or on-call providers based on their on-call priority. When used in tandem with the Call Calendar, primary, secondary and even tertiary contacts for escalation can be configured. For example, when a new case is added for a particular workflow, the first on-call clinician receives an alert according to their preferred contact method. If that provider doesn’t respond within the configured time frame, the second contact is notified.

Care Coordination and Collaboration Tools

Amwell Hospital Line care coordination tools improve response times with case assignment tools, automated alerts and auto-escalation to avoid delays in patient care. This set of tools allows coordinators to schedule and assign providers to cases and manage the case queue. Care teams can be notified via text message, email, SMS enabled pager, on the clinician portal or the Touchpoint mobile app when a new patient case is created, assigned to a provider, escalated, cancelled or completed. Amwell Hospital Line empowers case team members with coordination tools that we believe are HIPAA-compliant within cases, secure messaging and multi-party video calls. Providers are further able to send secure messages between registered providers and care team members from the clinician portal and Touchpoint mobile app, as well as message other providers within the same case.

Video and Audio Flexibility

Amwell Hospital’s video functionality allows users to initiate video calls between patients and providers and invite additional care team members, specialists and family into a call. Participants can be invited via care team directory, email, text message, SIP address or phone call. When an invited participant connects to an Amwell cart, they can use either use a regular phone call (audio only) or laptops or mobile devices (for audio/video). This video/audio flexibility allows for greater access across a range of care team members and family.

Advanced Far End Camera Control

Amwell Hospital line carts feature enhanced PTZ (“pan-tilt-zoom”) remote camera control of Amwell supported telemedicine devices from the clinician portal or mobile app. Share medical charts, clinical questionnaires, medical reports, treatment instructions, imaging and other types of documents in a video call can easily be shared with the patient and local provider on an Amwell cart.

Technology Back-end Architecture

Secure, Scalable, Hosted Environment

We host the Amwell Platform in secure, redundant data centers designed with high levels of availability, redundant subsystems, and compartmentalized security zones. With our telehealth platform as a service telehealth solution, there is no need for clients to purchase hardware, install and upgrade software, or manage system operations. The hosted approach also ensures that visit capacity scales without requiring client-side interventions or upgrades. We manage hosting operations and security from our Network Operations Center (“NOC”) which is monitored 24 hours a day.

Due to the sensitive nature of our client and patient data, we have invested heavily in data security and protection. We utilize a multi-tiered security architecture. All data is secured both in motion and at rest using the latest encryption technologies. Our C3 data control center constantly monitors for vulnerabilities and intrusions, including using third-party penetration testing. We believe that all clinical data usage is HIPAA compliant. We maintain HITRUST, ISO 2701, and PCI compliance certifications. Our system security is regularly evaluated and approved by some of the largest health plans, health systems, financial institutions, and technology companies in the world.

Reporting and Analytics

We provide a range of standard administrative, utilization and clinical reports. More advanced analytics are user-accessible via our Looker data exploration and discovery business intelligence tool.

Branding and SDK Integration

We support client branding and unique client experiences by offering the ability to fully white label our software as well as to use our SDKs for both the patient and provider experiences, covering the relevant web and mobile interfaces (iOS and Android). The SDKs in turn allow clients to seamlessly embed our end-to-end patient and provider telehealth functionality in their own websites, software, and mobile applications. Such embedding is designed to give patients and providers a consistent user experience without having to switch tabs or windows, or to download additional applications. Clients also have more flexibility to rearrange workflows, turn on or off specific functionality, and customize the overall experience.

For example, some health systems have embedded our telehealth platform in their own patient portals. One of our innovator partners leverages our SDK to embed telehealth into an app pre-installed on tens of millions of smart phones in the United States. From a provider perspective, EHR clients are embedding the provider telehealth workflow in their EHRs so that online visits are as easy to schedule and conduct as physical visits.

Finally, for international clients, we use the SDK to separate the user experience requiring extensive localization from the backend core functionality that requires less locale-specific changes. For example, with Meuhedet in Israel, we use our SDK to support the Hebrew language.

Sales and Marketing

We sell our telehealth solution through our direct sales organization. Our direct sales team is comprised of enterprise-focused field sales professionals who are organized principally by geography. Our sales operations staff, who support our direct sales team, includes product technology experts, lead generation professionals and sales data experts. We maintain relationships with key industry participants including media publications, industry analyst firms, benefit consultants, brokers, group purchasing organizations and health plan and health system partners.

Channel partners also play an important role in marketing and selling our products to our customer base, primarily focusing on the Amwell Platform and Carepoints. Channel partners may shorten our sales cycle and lower our customer acquisition costs. For example, through our EHR channel partners we are able to natively embed our technology into existing health system technology infrastructure which, as a competitive differentiator, may lead to a higher win rate. In addition, because of the technology integration, an EHR partner sale may accelerate our ability to launch the technology and ultimately recognize revenue. Carepoint channel partners primarily consist of value-added resellers that have established relationships with health systems and health plans. We typically generate lower revenues in connection with sales obtained through these channel partner agreements.

Clients

Our clients consist of health plans, health systems, government clients and innovator companies that are working to develop next-generation therapeutics, devices, and health programs

Quality

We are strongly focused on providing the highest level of clinical and operational quality. AMG seeks to provide the highest level of clinical quality and consistency of care. All medical professionals go through a rigorous onboarding and credential checking process. When practicing online, doctors are required to wear white coats, display degrees, and deliver care in a medically appropriate visual setting. We offer similar best practices and training to our clients who engage their own providers. Patients consistently rate AMG providers highly, with an average rating of 4.8 out of 5.0.

Our AMG clinical operations team works to standardize medical telehealth treatment by creating and maintaining standard operating procedures. Our operations team also monitors waiting room queues and can reassign providers and patients as needed. We use analytics to test for appropriateness and efficiency of care as well as prescribing behaviors. Our team of quality nurses uses algorithms to identify potential quality issues, and also conducts manual reviews of clinical cases, utilizing a random audit process, to ensure high quality care is consistently delivered. Finally, a monthly scorecard is distributed to all AMG providers showing their individual and comparative performance.

From an operations perspective we historically deliver 99.9% system uptime across the Amwell Platform, maintained through our 24/7 Cyber Command Center that monitors our platforms around the clock. For urgent care, the median wait time is less than 5 minutes for the 24 months ended December 31, 2020.

Social Responsibility

Social responsibility is deeply embedded in our mission oriented corporate culture. We never forget that beyond the daily numbers and operating tasks, our goal is to transform how healthcare is delivered by improving access, convenience, economics and quality of care via telehealth, initially focusing our efforts in the United States and with an eye toward increasing the reach of such changes internationally. We are proud of our ability to extend access to both primary and specialty care in “healthcare deserts” that exist in both rural and urban pockets domestically and even more so internationally.

Research and Development

Our ability to continue to differentiate and enhance our platform depends, in large part, on our capacity to continue to introduce new services, technologies, features, and functionality. Our research and development team is responsible for the design, development, testing and certification of our solution. We also maintain a development office in Ramat Gan, Israel, to support our international partners and to serve as an additional development resource. In addition, we utilize certain third-party development services to perform application development. We focus our research and development spend on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our solution.

Competition

We view as competitors those companies whose primary business is developing and marketing telehealth platforms and services. Competition focuses on, among other factors, technology, breadth and depth of functionality, range of associated services, operational experience, customer support, extent of customer base, and reputation. Our key competitors in the telehealth market are Doctor On Demand and Teladoc.

In the health system market, EHR players could be considered competitors, but many have chosen to partner with us to integrate our capabilities into their own products. Other players have chosen to partner with us to embed our telehealth functionality within their EHR. Competition also comes from large communications software players who offer an entry-level priced and simplified offering for telehealth. Newer players include companies who provide asynchronous chat communications. Competition may also increase from large technology companies, such as Apple, Amazon, Facebook, Verizon, or Microsoft, who may wish to develop their own telehealth solutions, as well as from large retailers like Amazon or Walmart. With the emergence of COVID-19, we have also seen increased competition from consumer-grade video solutions, such as Zoom Video and Twilio. We believe that the breadth of our existing client ecosystem, the depth of our technology platform, and our business-to-business focus on promoting existing healthcare brands and integrating freely with multiple platforms increases the likelihood that stakeholders seeking to develop telehealth solutions, both within and outside of healthcare, will choose instead to collaborate with Amwell.

Physicians and Healthcare Professionals

Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we provide administrative and management services to entities associated with AMG (which are consolidated subsidiaries from a financial reporting perspective) pursuant to which those entities reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. We contract to provide administrative services through business support agreements (“BSAs”) with AMG’s provider groups. AMG in turn employs or contracts with more than 5,000 providers. Our business support agreements typically run for ten years and call for us to be paid an annual fee in exchange for managing all administrative aspects of the medical practice in question. It has been the historical practice of the parties to review and adjust this fee on an annual basis. In addition, we have signed direct transfer agreements with the AMG entities. These direct transfer agreements outline the conditions under which we have the right to change the ownership of the clinical entity to a different third party.

In 2012, we entered into a joint venture with an affiliate of Anthem, Inc. to form National Telehealth Network, LLC (“NTN”). NTN, which is consolidated in our financial statements, is greater than 50% owned by us. NTN is managed by a six person Board of Managing Directors, with the Chairman of the Board appointed by us. NTN’s mandate is to oversee the clinical and administrative operations of Online Care Group, a clinical entity within the AMG family. Online Care Group is dedicated to providing clinical consults on Anthem’s LiveHealth Online telehealth platform to Anthem members and other users of that platform.

Under a BSA agreement, NTN has agreed to provide exclusive administrative, management and other business support services to Online Care Group. The non-medical functions and services NTN provides under the BSA include the maintenance of medical, billing and accounting records, legal, human resources and the administration of quality assurance, and administration of a risk management program. Additionally, NTN is required to maintain medical malpractice insurance for covered providers as well as appropriate general liability, directors and officers, workers compensation and employment practices insurance. The BSA has a 10-year term (with 5-year automatic renewals thereafter), expiring in February 2023 unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following a material default under the BSA by the non-terminating party. NTN, in turn, has subcontracted all of its responsibilities under the BSA between NTN and Online Care Group to Amwell, under substantially similar terms.

Amwell has signed direct BSAs with the other AMG affiliated entities to provide similar administrative and management services for a fixed fee.

U.S. Government Regulation

Our operations are subject to comprehensive United States federal, state and local and international regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

In response to the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of telehealth services. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. It is uncertain how long these COVID-19 related regulatory changes will remain in effect and whether they will continue beyond this public health emergency period.

We believe that a return to the status quo would not have a material negative impact on any commercial agreements we have entered into during 2020. Each of these agreements has a defined term and virtually none allow for immediate termination for convenience by the customer in question. For many health care companies engaging in telehealth, the most significant potential concern about returning to the status quo is that restrictions on the reimbursement of telehealth visits to Medicare beneficiaries, such as when a patient presents to a medical professional from a rural area or at a clinical site, could be re-imposed.

Currently, AMG, the Company’s affiliated provider group, does not perform these kind of consultations. As such, all patients who experienced a first-time visit with AMG during the pandemic would be able to continue using the platform. In light of that, we do not believe that the visit volume on our platform or visit revenue will materially decrease based on a return to the status quo from a regulatory perspective. In fact, we believe that such a return would benefit the Company as the renewed enforcement of HIPAA regulations may force many marginal telehealth platforms out of the marketplace, thereby lessening our competition.

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine is subject to various federal, state and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication and ordering of tests. The application of some of these laws to telehealth is unclear and subject to differing interpretation.

Physicians who provide professional medical services to a patient via telehealth must, in most instances, hold a valid license to practice medicine in the state in which the patient is located. We have established systems for ensuring that our affiliated physicians are appropriately licensed under applicable state law and that their provision of telehealth to our members occurs in each instance in compliance with applicable rules governing telehealth. Failure to comply with these laws and regulations could result in licensure actions against the physicians, our services being found to be non-reimbursable, or prior payments being subject to recoupments and can give rise to civil, criminal or administrative penalties.

Corporate Practice of Medicine Laws in the U.S.; Fee Splitting

We contract with physicians or physician owned professional associations and professional corporations to provide access to our platform to them and their patients. We have entered into management services contracts with AMG affiliated entities pursuant to which we provide them with billing, scheduling and a wide range of other administrative and management services, and they pay us for those services via management and other service fees. These contractual relationships are subject to various state laws, including those of New York, Texas and California, that prohibit fee splitting or the practice of medicine by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a physician’s professional judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

State corporate practice of medicine and fee splitting laws and rules vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth to a resident of the state. Thus, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In such event, failure to comply could lead to adverse judicial or administrative action against us and/or our affiliated providers, civil, criminal or administrative penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business, and other materially adverse consequences.

U.S. Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients for “designated health services” such as laboratory and radiology services that are furnished at an entity if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $25,820 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $172,137 for a circumvention scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $104,330 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations of the Federal Anti-Kickback Statute can also result in criminal penalties, including criminal fines of more than $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

Although we believe that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter, it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor. Where that is the case, we cannot guarantee that applicable regulatory authorities will determine these financial arrangements do not violate the Anti-Kickback Statute or other applicable laws, including state anti-kickback laws.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $11,803 to $23,607 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs.

Foreign and State Fraud and Abuse Laws

Several states and the foreign jurisdictions in which we operate have also adopted or may adopt similar fraud, whistleblower and false claims laws as described above. The scope of these laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by Medicaid programs and any third party payer, including commercial insurers or to any payer, including to funds paid out of pocket by a patient. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Other Healthcare Laws

HIPAA established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payers of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme or device or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payers as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $10,000 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts, and statutory or common law fraud.

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of PHI in electronic form. AMG, our health system clients, and our health plan clients are all regulated as covered entities under HIPAA. We are a business associate of our covered entity clients when we are working on behalf of our covered entity clients including our affiliated medical groups and also when we are providing technology services to those clients via our telehealth platform. As a business associate, we are also directly regulated by HIPAA and are required to provide satisfactory written assurances to our covered entity clients through written business associate agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of clients, contractual liability to our clients, and direct action by HHS, including monetary penalties.

Violations of HIPAA may result in significant civil and criminal penalties. Our management responsibilities to AMG include assisting it with its obligations under HIPAA’s breach notification rule. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. HIPAA also requires a business associate to notify its covered entity clients of breaches by the business associate.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.

HIPAA also required HHS to adopt national standards for electronic transactions that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD 10 for medical coding on October 1, 2013, which was subsequently extended to October 1, 2015 and is now in effect.

Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but, unlike HIPAA, some may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security acts or practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting. The FTC and states’ attorneys general have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and similar state laws.

In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials and provide credit monitoring services and/or other relevant services to impacted individuals. In addition, under HIPAA and pursuant to the related contracts that we enter into with our clients who are covered entities, we must report breaches of unsecured PHI to our clients following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.

International Regulation

We expect over time to continue to expand our operations in foreign countries through both organic growth and acquisitions. In such a case, our international operations will be subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the EU’s General Data Protection Regulation which became effective in May 2018 across the EU), data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital. In addition, the expansion of our operations into foreign countries increases our exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the FCPA, and corresponding foreign laws, including the UK Bribery Act.

The FCPA prohibits offering, promising or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. We also are subject to applicable anti-corruption laws of the jurisdictions in which we operate. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and the DOJ have increased their enforcement activities with respect to the FCPA. The UK Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. We have internal control policies and procedures and conduct training and compliance programs for our employees to deter prohibited practices. However, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions.

We also are subject to regulation by OFAC. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, we may be subject to similar regulations in the non-U.S. jurisdictions in which we operate.

Our Amwell Family

Our Amwell employees are our most valuable asset. They carry out our mission through the invaluable work they do every day to support our providers, clients, and patients. Our corporate values guide our strategy, policies, and day-to-day practices to support our employees. These values create the foundation for building a great organization focused on hiring and developing exceptional talent.

As of December 31, 2020, we had 812 employees, including 289 in research and development and 185 in sales and marketing, of which 96% are based in the United States, and 4% in Israel.

We continually seek ways to grow, develop and retain an exceptionally talented workforce. We build upon our “One Team” core value to create and enhance our range of programs to increase engagement and employee resources. We support our employees through competitive total rewards programs, including offering our own suite of products. We offer full access to all telehealth services to our employees and their immediate family members.

We offer programs and initiatives that improve employee engagement and enhance the way we work together. We listen to our employees and implement initiatives to meet their needs. Specifically, this year we expanded executive training and manager training on fostering an inclusive workforce. In addition, we offered Conscious Inclusion and related D&I trainings to our employees. Allowing our employees to voice perspectives and share feedback has increased our ability to support engagement and build a strong and inclusive workforce. We continue to have a strong focus on Diversity, Equality, and Inclusion in 2021 through education and training as well as our grassroots D&I committee that fosters opportunities to educate and champion topics critical to our workforce.

Intellectual Property

Our patent portfolio consists of approximately 40 patents and 7 pending patent applications related to our software and technology. The Company does not currently consider any of its patents to be material to its business. We continue to submit patent applications for new inventions and ideas the Company develops as well as monitor competitors in an effort to protect our intellectual property.

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in the United States. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know-how and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our employees, consultants and certain of our contractors to execute confidentiality, agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

From time to time, we may become involved in legal proceedings relating to intellectual property arising in the ordinary course of our business, including oppositions to our applications for trademarks or patents, challenges to the validity of our intellectual property rights, and claims of intellectual property infringement. We are not presently a party to any such legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Additional Information

Our website address is www.americanwell.com. Information on, or accessible through, our website is not part of this Annual Report, nor is such content incorporated by reference herein.

Other

To the extent required by Item 1 of Form 10-K, the information contained in Item 7 of this Annual Report is hereby incorporated by reference in this Item 1.

Item 1A. Risk Factors.

There are several risks related to our business and our ability to leverage our strengths that are described in further detail below. Among these important risks are the following:

•	our history of losses and the risk we may not achieve profitability;
•

our limited number of significant clients (including our largest customer by revenue, Anthem, which accounted for 21%, 23% and 22% of our revenue for the years ended December 31, 2018, 2019 and 2020, respectively) and the risk that we may lose their business;

•	weak growth and increased volatility in the telehealth market;
•	inability to adapt to rapid technological changes;
•	increased competition from existing and potential new participants in the healthcare industry;
•	changes in healthcare laws, regulations or trends as well as our ability to operate in the heavily regulated healthcare industry;
•	slower than expected growth in patient adoption of telehealth and in platform usage by either clients or patients;
•	the outbreak of the novel coronavirus (COVID-19) and its impact on business and economic conditions;
•	inability to grow our base of affiliated and non-affiliated providers sufficient to serve patient demand;
•	inability to remediate material weaknesses or maintain effective internal control over financial reporting;
•	compliance with regulations concerning personally identifiable information and personal health industry;
•

holders of our Class A common stock have limited or no ability to influence corporate matters due to the multiple class structure of our common stock and the ownership of Class B common stock by Ido Schoenberg and Roy Schoenberg (the “Founders”), which will have the effect of concentrating voting control with our founders for the foreseeable future; and

•	our executive officers, directors and principal stockholders have significant voting power.

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we do not currently deem material may also become important factors that adversely affect our business. If any of the events contemplated by the following discussion of risks should occur, our business, financial condition, results of operations and cash flows could suffer significantly. The following is a summary of all the material risks known to us.

Risks Related to Our Financial Position

We have a history of losses, which we expect to continue, and we may never achieve or sustain profitability.

We have incurred significant losses in each period since our inception. We incurred net losses of $228.6 million, $88.4 million and $52.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $582.4 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and develop our technology platform. We intend to continue scaling our business to increase our client, patient, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which consumers can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

A significant portion of our revenue comes from a limited number of clients, the loss of which would have a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied on a limited number of clients for a substantial portion of our total revenue. For the years ended December 31, 2020, 2019 and 2018, one client, one client and two clients, respectively, represented 10% or more of our total revenue. For the years ended December 31, 2020, 2019 and 2018, our largest client, Anthem, accounted for 22%, 23% and 21% of our revenue, respectively. For the years ended December 31, 2020, 2019 and 2018, our top ten clients by revenue accounted for 42%, 44% and 48% of our total revenue, respectively. We also rely on our reputation and recommendations from key clients in order to promote our solution to potential new clients. The loss of any of our key clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on our revenue, our reputation and our ability to obtain new clients. In addition, mergers and acquisitions involving our clients could lead to cancellation or non-renewal of our contracts with those clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential clients, and their member and patient populations. To our knowledge, Anthem is one of our stockholders. If Anthem decides to reduce their ownership stake in our company, doing so may also reduce the amount of their ongoing business with us.

In order to support the growth of our business, we may need additional capital, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new software-based products and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2020, 2019 and 2018, our net cash used in operating activities was $112.5 million and $81.9 million and $74.0 million respectively. As of December 31, 2020, we had $1,041.6 million of cash, cash equivalents and short-term investments, which are held for working capital purposes.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services and the continuing market acceptance of telehealth. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business and Industry

The telehealth market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our services are not competitive, the growth of our business will be harmed.

The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our clients’ members or patients to use, and to increase the frequency and extent of their utilization of, our services, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our services or the telehealth market as a whole could limit market acceptance of our services. If our clients, or their members or patients, do not perceive the benefits of our services, or if our services are not competitive, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

Rapid technological change in our industry presents us with significant risks and challenges.

The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future software-based products and services becoming uncompetitive or obsolete.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include Doctor On Demand and Teladoc. In addition, large, well-financed health systems have in some cases developed their own telehealth tools and may provide these solutions to their customers at discounted prices. EHR vendors, such as Cerner and Epic, could build telehealth functionality directly into their existing EHR systems instead of utilizing our services. The surge in interest in telehealth, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms such as Zoom and Twilio. Competition from large software companies or other specialized solution providers, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage.

Our competitors could also be better positioned to serve certain segments of the telehealth market, which could create additional price pressure. In addition, many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours could become more intense, and the importance of establishing and maintaining relationships with key industry participants could increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. In light of these factors, even if our solution is more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the telehealth market, our business, financial condition and results of operations could be materially adversely affected.

The impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.

The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (the “Affordable Care Act” or the “ACA”) in 2010 made major changes in how healthcare is delivered and reimbursed, and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA as well as recent efforts to repeal or replace certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Since the enactment of the Tax Cuts and Jobs Act of 2017, there have been additional amendments to certain provisions of the ACA, and we expect the current presidential administration and Congress will likely continue to seek to modify all, or certain provisions of, the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition. Congress may consider other legislation to repeal and replace elements of the ACA. In November 2020, the Supreme Court heard arguments in a case regarding whether the individual mandate portion of the ACA is constitutional and whether the remaining provisions of the ACA would be valid without the individual mandate. We continue to evaluate the effect that the ACA and its possible modification or repeal and replacement has on our business. It is uncertain the extent to which any such changes may impact our business or financial condition.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payers by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payers seek to offset these increases by reducing costs in other areas. Certain of these provisions are still being implemented and the full impact of these changes on us cannot be determined at this time.

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

If growth in the number of individuals covered by our health systems and health plans decreases, or the number of products or services that we are able to sell to our clients decreases due to legal, economic or business developments, our revenue will likely decrease.

We currently generate most of our revenues from customers who purchase access to our telehealth platform. These contracts generally have stated initial terms of three years. Most of our clients have no obligation to renew their subscriptions for our solution after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Our future results of operations depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline or our future revenue growth may be constrained.

Additional factors that could affect our ability to sell products and services include, but are not limited to:

•	failure of our clients to be successful offering our products;
•	changes in the nature or operations of our clients;

•	price, performance and functionality of our solution;
•	availability, price, performance and functionality of competing solutions;
•	our ability to develop and sell complementary products and services;
•	stability, performance and security of our hosting infrastructure and hosting services;
•	changes in healthcare laws, regulations or trends; and
•	the business environment of our clients and, in particular, headcount reductions by our clients.

In addition, our marketing efforts depend significantly on our ability to call upon our current clients to provide positive references to new, potential clients. Given our limited number of long-term clients, the loss or dissatisfaction of any client could substantially harm our brand and reputation, inhibit widespread adoption of our solution and impair our ability to attract new clients and maintain existing clients. Any of these consequences could lower retention rate and have a material adverse effect on our business, financial condition and results of operations.

A decline in the prevalence of employer-sponsored healthcare or the emergence of new technologies may render our telehealth solution obsolete or require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, and it is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, such as the emergence of new technologies as more competitors enter our market, could result in our telehealth solution being less desirable or relevant.

Some experts have predicted that future healthcare reform will encourage employer-sponsored health insurance to become significantly less prevalent as employees migrate to obtaining their own insurance over the state-sponsored insurance marketplaces. Were this to occur, there is no guarantee that we would be able to compensate for the loss in revenue from employers by increasing sales of our solution to health insurance companies or to individuals or government agencies. In such a case, our results of operations would be adversely affected.

If healthcare benefits trends shift or entirely new technologies are developed that replace existing solutions, our existing or future solutions could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new applications and enhancements.

If our new telehealth offerings are not adopted by our clients, or if we fail to innovate and develop new software offerings that are adopted by our clients, our revenue and results of operations will be adversely affected.

To date, we have historically derived a substantial majority of our revenue from customers who pay for access to our telehealth platforms. However, as a result of the COVID-19 pandemic, our visit revenue has grown substantially; the impact of this on our future revenue mix will depend on patient and provider behavior. Our longer-term results of operations and continued growth will depend on our ability to successfully develop and market new telehealth products and services that our clients want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solution and introduce new high-quality telehealth products and services. If existing clients are not willing to make additional payments for such new applications, or if new clients and their members and patients do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, appropriately timed with market opportunity or effectively brought to market.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our solution and attracting new clients. Our brand promotion activities may not generate client awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain clients necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad client adoption of our solution.

If AMG providers or experts or American Well Corporation experts are characterized as employees, AMG would be subject to employment and withholding liabilities.

AMG and American Well Corporation structure their relationships with the majority of their respective providers and experts in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that AMG providers and experts and American Well Corporation experts are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that AMG providers or experts or American Well Corporation experts are employees, and not independent contractors, AMG or American Well Corporation, as applicable, would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. AMG or American Well Corporation, as applicable, would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that AMG providers or experts and/or American Well experts are employees could have a material adverse effect on our business, financial condition and results of operations.

The outbreak of the novel coronavirus (COVID-19) and its impact on business and economic conditions could adversely affect our business, results of operations and financial condition, and the extent and duration of those effects will be uncertain.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours.

This outbreak, as well as intensified measures undertaken to contain the spread of COVID-19, could cause disruptions and severely impact our business, including, but not limited to:

•	causing one or more of our health system or health plan clients to file for bankruptcy protection or shut down, including as a result of broader economic disruption;
•

reducing health system or health plan subscription agreement fees generated, as well as visit fees, by either client or AMG providers, as a result of funding constraints related to loss of revenue or employment;

•	negatively impacting collections of accounts receivable;
•	negatively impacting our ability to facilitate the provision of our services to health system, health plan or innovator clients due to unpredictable demand;
•	negatively impacting our ability to forecast our business’s financial outlook;
•	creating regulatory uncertainty if certain restrictions on reimbursement or the practice of medicine across state lines are reintroduced at some point in the future; and
•	harming our business, results of operations and financial condition.

We cannot predict with any certainty whether and to what degree the disruption caused by the COVID-19 pandemic and reactions thereto will continue, and expect to face difficulty accurately predicting our internal financial forecasts. The outbreak also presents challenges as our workforce is largely working remotely in helping new and existing health system, health plan and innovator clients, many of whose employees are also generally working remotely.

It is not possible for us to accurately predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material. The COVID-19 pandemic may also have the effect of heightening many of the other risks identified elsewhere in this section.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key members of senior management. These members of senior management are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for qualified professionals. We may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our ability to recruit, retain and develop a very large and diverse workforce.

Our products and services and our operations require a large number of skilled employees. A significant number of employees have joined us in recent years. Our success is dependent on our ability to align our talent with our business needs, engage our employees and inspire our employees to be open to change, to innovate and to maintain member- and client-focus when delivering our services. Our business would also be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us. In addition, as we expand internationally, we face the challenge of recruiting, integrating, educating, managing, retaining and developing a more culturally diverse workforce.

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will continue to depend on our relationships with third parties, including our partner organizations and technology and content providers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to, or utilization of, our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential clients, as our partners may no longer facilitate the adoption of our applications by potential clients. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased client use of our applications or increased revenue.

Our telehealth strategy depends on the ability of our affiliated medical group to maintain and expand its network of skilled qualified providers. If it is unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our affiliated medical group, AMG, and its continued ability to maintain a network of highly trained and qualified telehealth providers. If AMG is unable to recruit and retain board-certified physicians and other healthcare professionals, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our clients or difficulty meeting regulatory or accreditation requirements. The ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels, state physician licensing laws and standard of care requirements, and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure of AMG to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our consumer base, higher costs, healthcare provider network disruptions, less attractive clinical services for our clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth, which could have a material adverse effect on the market price of our Class A common stock.

We have experienced significant growth in the last five years. Future revenues may not grow at these same rates or may decline. Our future growth will depend, in part, on our ability to grow our revenue from existing clients, to complete sales to potential future clients, to expand our client, patient and member bases, to develop new products and services and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines, and expand our client base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services, and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing clients may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.

Failure to adequately expand our direct sales force will impede our growth.

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new clients and to manage our existing client base. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take six months or longer before a new sales representative is fully trained and productive. Our business may be adversely affected if our efforts to expand and train our direct sales force do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain sufficient numbers of productive direct sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, sales of our services will suffer and our growth will be impeded.

We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

We continue to research opportunities to expand our operations in markets outside of the United States. There can be no assurance that these efforts will be successful. We have limited experience in marketing, selling, implementing and supporting our products and services abroad. Expansion of our global sales and operations may require us to divert the efforts of our technical and management personnel and could result in significant expense to us, which could adversely affect our results of operations and growth prospects.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenue may not increase and we may be unable to implement our business strategy.

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 587 full-time employees as of December 31, 2018 to 686 full-time employees as of  December 31, 2019 and 812 full-time employees as of December 31, 2020. We have also increased our client and consumer bases significantly over the past five years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

A key aspect to managing our growth is our ability to scale our capabilities, including in response to unexpected shifts in demand for telehealth, such as during the COVID-19 pandemic, to implement our solution satisfactorily with respect to both large and demanding clients, who currently constitute the substantial majority of our client base. Large clients often require specific features or functions unique to their consumer base, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solution to our clients in a timely manner. We are in the process of hiring additional accounting personnel and, as a public company, may need to make further investments in our technology and automate portions of our solution or services to decrease our costs. If we are unable to address the needs of our clients or consumers, or our clients or consumers are unsatisfied with the quality of our solution or services, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new software-based products and services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain clients.

The estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Annual Report relating to the size and expected growth of the telehealth market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our Class A common stock.

Our quarterly results of operations, including our revenue, net loss and cash flows, has varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•	the addition or loss of large clients, including through acquisitions or consolidations of such clients;
•	seasonal and other variations in the timing of the sales of our services;

•

historically, a significantly higher proportion of our clients’ members and patients use our services during peak cold and flu season months, and due to the COVID-19 pandemic, there were other variations in the timing of the sale of our services in the periods of peak COVID cases; the future impact of COVID-19 on seasonality is unknown as there could be additional surges and demand on telehealth visits;

•	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our clients’ members and patients;
•

the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	client renewal rates and the timing and terms of client renewals;
•	the mix of products and services sold during a period; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

Most of our revenue in any given quarter is derived from contracts entered into with our clients during previous quarters. Consequently, a decline in new or renewed contracts in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our solution, and potential changes in our rate of renewals or renewal terms, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenue through additional sales in any period, as revenue from new clients must be recognized over the applicable term of the contract. Accordingly, the effect of changes in the industry impacting our business or changes we experience in our new sales may not be reflected in our short-term results of operations. Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Class A common stock.

We incur significant upfront costs in our client relationships, and if we are unable to maintain and grow these client relationships over time, we are likely to fail to recover these costs, which could have a material adverse effect on our business, financial condition and results of operations.

Our business model depends heavily on achieving economies of scale because our initial upfront investment is costly and the associated revenue is recognized on a ratable basis. We devote significant resources to establish relationships with our clients and implement our solution and related services. This is particularly so in the case of large enterprises that, to date, have comprised a substantial majority of our client base. Accordingly, our results of operations will depend in substantial part on our ability to deliver a successful experience for clients, as well as their members and patients, and persuade our clients to maintain and grow their relationship with us over time. Additionally, as our business is growing significantly, our client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs enough to achieve profitability, or if achieved, to maintain it. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and in future periods, demand, of the access fee model, our business, financial condition and results of operations could be materially adversely affected.

Our sales cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.

The sales cycle for our solution from initial contact with a potential lead to contract execution and completion, varies widely by client, ranging from a few months to a year. Some of our clients undertake a significant and prolonged evaluation process, including to determine whether our services meet their unique healthcare needs, which frequently involves evaluation of not only our solution but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our clients about the use, technical capabilities and potential benefits of our solution. Moreover, our large enterprise clients often begin to deploy our solution on a limited basis, which increases our upfront investment in the sales effort with no guarantee that these clients will deploy our solution widely enough across their organization to justify our substantial upfront investment. The implementation of large and complex contracts requires us to devote a sufficient amount of personnel, systems, equipment, technology and other resources as are necessary to ensure a timely and successful implementation. It is possible that in the future we may experience even longer sales cycles, more complex client needs, higher upfront sales costs and less predictability in completing some of our sales as we continue to expand our direct sales force, expand into new territories and market additional software-based products and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could have a material adverse effect on our business, financial condition and results of operations.

We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and New York Stock Exchange (“NYSE”), including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We have hired additional accounting personnel and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and will need to establish an internal audit function within one year of our initial public offering.

We have an unremediated material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and stock price.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, our stock price.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue an audit report that is adverse in the event one or more material weaknesses exist in our internal control over financial reporting. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm audit reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our Class A common stock.

Economic uncertainties or downturns in the general economy or the industries in which our clients operate could disproportionately affect the demand for our solution and negatively impact our results of operations.

General worldwide economic conditions have experienced significant downturns during the last ten years, and market volatility and uncertainty remain widespread, making it potentially very difficult for our clients and us to accurately forecast and plan future business activities. During challenging economic times, our clients may have difficulty gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us and adversely affect our revenue. If that were to occur, our financial results could be harmed. Further, challenging economic conditions may impair the ability of our clients to pay for the software-based products and services they already have purchased from us and, as a result, our write-offs of accounts receivable could increase. We cannot predict the timing, strength or duration of any economic slowdown or recovery. If the condition of the general economy or markets in which we operate worsens, our business could be harmed.

With respect to our international operations, we face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations.

With respect to our international operations, we face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific client and member preferences as well as country-specific legal requirements, including those related to licensing, privacy, data storage, location, protection and security. We have offices in the United States and Israel and a client in Israel.

Our international operations require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes and time zones. Our international operations encounter labor laws, customs and employee relationships that can be difficult, less flexible than in our domestic operations and expensive to modify or terminate. In some countries we are required to, or choose to, operate with local business partners, which requires us to manage our partner relationships and may reduce our operational flexibility and ability to quickly respond to business challenges.

Our international operations are subject to particular risks in addition to those faced by our domestic operations, including:

•	the need to localize and adapt our solution for specific countries, including translation into foreign languages and associated expenses;
•	potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;
•

requirements of foreign laws and other governmental controls, including cross-border compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy and data protection laws and regulations;

•	data privacy laws that require that client data be stored and processed in a designated territory;
•	new and different sources of competition and laws and business practices favoring local competitors;
•

local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”) and other anti-corruption laws and regulations;

•	changes to economic sanctions laws and regulations;
•	central bank and other restrictions on our ability to repatriate cash from international subsidiaries;
•	adverse tax consequences;
•	fluctuations in currency exchange rates, economic instability and inflationary conditions, which could make our solution more expensive or increase our costs of doing business in certain countries;
•	limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;

•	different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•

difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries and increased financial accounting and reporting requirements and complexities;

•	difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations; and
•	political unrest, war, terrorism or regional natural disasters, particularly in areas in which we have facilities.

Our overall success in international markets depends, in part, on our ability to anticipate and effectively manage these risks and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition and results of operations may be materially adversely affected.

Risks Related to Information Technology

We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and our own systems for providing services to our clients and consumers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with clients, adversely affecting our brand and our business.

We serve all of our U.S. based clients and consumers from two geographically dispersed data centers. While we control and have access to our servers, we do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our data center operators is acquired, we may be required to transfer our servers and other infrastructure to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our third-party data center locations with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their clients, including us, could adversely affect the experience of our clients and consumers. Our third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if our data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our data centers or cause such data centers and systems to fail. Any changes in third-party service levels at our data centers or any disruptions or other performance problems with our solution could adversely affect our reputation and may damage our clients and consumers’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to clients for prepaid and unused subscriptions, as well as penalties related to service level credits and uptime, subject us to potential liability or adversely affect client renewal rates.

In addition, our ability to deliver our Internet-based services depends on the development and maintenance of the infrastructure of the Internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption in accordance with our service level commitments. However, we have experienced, including during the period immediately following the beginning of the COVID-19 pandemic, and expect that we may experience in the future, interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems, we may experience an extended period of system unavailability, which could negatively impact our relationship with clients and consumers. To operate without interruption, both we and our service providers must guard against:

•	damage from fire, power loss, natural disasters and other force majeure events outside our control;
•	communications failures;
•	software and hardware errors, failures and crashes;
•	security breaches, computer viruses, hacking, denial-of-service attacks and similar disruptive problems; and
•	other potential interruptions.

We also rely on computer hardware purchased and software licensed from third parties in order to offer our services. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available from third parties, is identified, obtained and integrated.

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services may in connection with third-party technology and information services reduce our revenue, cause us to issue refunds to clients, subject us to potential liability or adversely affect client renewal rates. Although we maintain a security and privacy damages insurance policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third-party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

Our ability to rely on these services of third-party vendors could be impaired as a result of the failure of such providers to comply with applicable laws, regulations and contractual covenants, or as a result of events affecting such providers, such as power loss, telecommunication failures, software or hardware errors, computer viruses, cyber incidents and similar disruptive problems, fire, flood and natural disasters. Any such failure or event could adversely affect our relationships with our clients and damage our reputation. This could materially and adversely impact our business, financial condition and operating results.

If our or our vendors’ security measures fail or are breached and unauthorized access to a client’s data or information systems is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed, and we could lose sales and clients.

Our services involve the storage and transmission of clients’ and our consumers’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, clients, consumers and others, as well as the protected health information (“PHI”), of our consumers. We are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers such as denial-of-service and phishing attacks, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive patient or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client, patient, member or investor confidence in us, and reduce the demand for our services from existing and potential clients. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

Data privacy is also subject to frequently changing laws, rules and regulations in the various jurisdictions in which we operate. Such initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Our Board of Directors is briefed periodically on cybersecurity and risk management issues by our Chief Information Officer and General Counsel and we have implemented a number of processes to avoid cyber threats and to protect privacy. However, the processes we have implemented in connection with such initiatives may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace.

Should an attacker gain access to our network, including by way of example, using compromised credentials of an authorized user, we are at risk that the attacker might successfully leverage that access to compromise additional systems and data. Certain measures that could increase the security of our systems, such as data encryption (including data at rest encryption), heightened monitoring and logging, scanning for source code errors or deployment of multi-factor authentication, take significant time and resources to deploy broadly, and such measures may not be deployed in a timely manner or be effective against an attack. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our business.

Our information systems must be continually updated, patched and upgraded to protect against known vulnerabilities. The volume of new vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed. Due to the large number of systems and platforms that we operate, the increased frequency at which vendors are issuing security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we continuously face the substantial risk that we cannot deploy patches in a timely manner. We are also dependent on third-party vendors to keep their systems patched and secure in order to protect our information systems and data. Any failure related to these activities and any breach of our information systems could result in significant liability and/or have a material adverse effect on our business, reputation and financial condition.

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business, financial condition and results of operations.

The Amwell Platform provides our consumers and providers with the ability to, among other things, register for our services; complete, view and edit medical history; request a visit (either scheduled or on demand); and conduct a visit (via video or phone). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We encounter technical obstacles from time to time, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. If our solution does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.

Moreover, data services are complex and those we offer have in the past contained, and may in the future develop or contain, undetected defects or errors. Material performance problems, defects or errors in our existing or new software-based products and services may arise in the future and may result from interface of our solution with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. These defects and errors, and any failure by us to identify and address them, could result in loss of revenue or market share, diversion of development resources, harm to our reputation and increased service and maintenance costs. Defects or errors may discourage existing or potential clients from purchasing our solution from us. Correction of defects or errors could prove to be impossible or impracticable. The costs incurred in correcting any defects or errors may be substantial and could have a material adverse effect on our business, financial condition and results of operations.

We intend to make significant investments in our platform in 2021 to upgrade it in several important ways.  While we expect these investments to provide significant advantage, we cannot assure you that the upgrades will be completed on a timely basis within our budget or achieve our goals.  In addition, we and our customers could suffer disruptions which could adversely affect us. Finally, our management could be distracted while working on this implementation, and we could be required to operate multiple versions while we are implementing the upgrade.

If we cannot implement our solution for clients or resolve any technical issues in a timely manner, we may lose clients and our reputation may be harmed.

Our clients utilize a variety of data formats, applications and information systems and our solution must support our clients’ data formats and integrate with complex enterprise applications and information systems. If our telehealth platform does not currently support a client’s required data format or appropriately integrate with a client’s applications and information systems, then we must configure our platform to do so, which increases our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.

Our clients depend on our support services to resolve any technical issues relating to our solution and services, and we may be unable to respond quickly enough to accommodate short-term increases in member demand for support services, particularly as we increase the size of our client, member and patient bases. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict member demand for technical support services, and if member demand increases significantly, we may be unable to provide satisfactory support services to our consumers. Further, if we are unable to address consumers’ needs in a timely fashion or further develop and enhance our solution, or if a client or member is not satisfied with the quality of work performed by us or with the technical support services rendered, then we could incur additional costs to address the situation or be required to issue credits or refunds for amounts related to unused services, and our profitability may be impaired and clients’ dissatisfaction with our solution could damage our ability to expand the number of software-based products and services purchased by such clients. These clients may not renew their contracts, seek to terminate their relationship with us or renew on less favorable terms. Moreover, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business by affecting our reputation or ability to compete for new business with current and prospective clients. If any of these were to occur, our revenue may decline and our business, financial condition and results of operations could be adversely affected.

We may be subject to claims for technology integration problems and warranties.

Our proprietary third party technology solutions, including integration with EHR providers, like Cerner and Epic, or mobile applications utilizing our SDK, are very complex and may contain design, coding or other errors, especially when first introduced. It is possible that providers may discover errors in our software after their introduction to the market. Our software is used not just for telehealth itself but also handling insurance eligibility, medical record access, payment and claims submission. Therefore, users of our software are less tolerant of errors than the market for other types of technologies generally. Our client agreements typically include warranties by the Company confirming the operation of our solution in accordance with specifications. If a software solution fails to meet these warranties or leads to faulty clinical decisions or injury to patients, it could constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund or damages or both; require us to incur additional expense in order to make the solution meet these criteria; or subject us to claims or litigation by our clients or clinicians or directly by the patient. Additionally, such failures could damage our reputation and could negatively affect future sales. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

Risks Related to Intellectual Property

Any failure to protect, enforce or defend our intellectual property rights could impair our ability to protect our technology and our brand.

Our success depends in part on our ability to maintain, protect and enforce our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our patent portfolio as well as other intellectual property rights. These laws, procedures and agreements provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, diluted or misappropriated.

We attempt to protect our intellectual property and proprietary information by requiring our employees, consultants and certain of our contractors to execute confidentiality and assignment of inventions agreements. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights under these agreements may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. Additionally, if a competitor lawfully obtains or independently develops the technology we maintain as a trade secret, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Despite our efforts to protect our trade secrets and proprietary technologies, third parties may gain access to our proprietary information. They may also develop and market solutions similar to ours or use trademarks similar to ours, each of which could materially harm our business. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. The failure to adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request, or prohibit licensors from charging a fee to licensees. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open-source software into our proprietary software in a manner that may subject our proprietary software to an open-source license that requires disclosure, to customers or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.

Third parties may challenge the validity of our patents and trademarks, or oppose our patent and trademark applications. We may not be able to obtain and enforce additional patents to protect our proprietary rights from use by potential competitors. Companies with other patents could require us to stop using or pay to use required technology.

Our commercial success depends in large part on our ability to obtain and maintain intellectual property protection through patents, trademarks, trade secrets and contracts in the United States and other countries with respect to our software and technology. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business.

We rely on our trademarks, trade name and brand names to distinguish our products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand products or services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands.

We have applied for, and intend to continue to apply for, patents relating to our software and technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition. Furthermore, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, patents issued to us have been found to be invalid in the past, and it is possible that patents issued or licensed to us may be challenged successfully and found to be invalid or unenforceable in the future. In that event, any competitive advantage that such patents might provide would be lost. If we are unable to secure or to continue to maintain patent coverage, our technology could become subject to competition from the sale of similar competing products.

Competitors may also be able to design around our patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. If these developments were to occur, we could face increased competition. In addition, filing, prosecuting, maintaining, defending and enforcing patents on our software and technology in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.

From time to time, patents issued or licensed to us relating to our software and technology may be infringed by the products or processes of others. For example, we are aware of third parties that we believe are infringing certain of our owned patents related to our software and technology. The cost of enforcing patent rights against infringers, if such enforcement is required, could be significant and the time demands could interfere with our normal operations. Efforts to defend our intellectual property rights could incur significant costs and may or may not be resolved in our favor. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results. Regardless of the outcome, the cost and distraction associated with any such enforcement efforts could harm our business.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

We are involved in, and in the future could become a party to additional, patent litigation and other infringement proceedings. For example, we are currently involved in a patent dispute with Teladoc Health Inc. See “Item 1 Business – Legal Proceedings.” The cost to us of any patent litigation or other infringement proceeding, even if resolved in our favor, could be substantial. Some of our would-be competitors may sustain the costs of such litigation more effectively than we can because of their greater financial resources.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business. These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole or primary business is to assert such claims. Regardless of the merits of any intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim or the above referenced review could have a material adverse effect on our business, financial condition or results of operations. We expect that we may receive in the future notices that claim we or our clients using our solution have misappropriated, misused or otherwise infringed other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Our existing, or any future, litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business.

We employ individuals who were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

In addition, in most instances, we have agreed to indemnify our clients against certain third-party claims, which may include claims that our solution infringes the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our clients as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we may become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:

•	cease offering or using technologies that incorporate the challenged intellectual property;
•	make substantial payments for legal fees, settlement payments or other costs or damages;
•	obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
•	redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our clients for such claims, such payments or costs could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Litigation and Liability

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against AMG providers and us. Although we and AMG carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and AMG’s insurance coverage. AMG carries professional liability insurance for itself and each of its healthcare professionals, and we separately carry a professional liability insurance policy, which covers medical malpractice claims. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to AMG providers or to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our affiliated medical group from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

We could experience losses or liability not covered by insurance.

Our business exposes us to risks that are inherent in the provision of telehealth and access to remote, virtual healthcare. If clients or individuals assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our solution. We attempt to limit our liability to clients by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings, payer audits, investigations, and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation and audits may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock.

Risks Related to Taxation

Recent changes in U.S. tax laws could adversely affect our operating results and financial condition.

The United States recently enacted tax reform legislation (the “Tax Reform Legislation”) that, among other things, reduces the U.S. federal corporate income tax rate to 21%, imposes significant limitations on the deductibility of interest and executive compensation, allows for the expensing of capital expenditures, limits the deduction for net operating losses (“NOLs”) to 80% of current year taxable income in respect of losses arising in taxable years beginning after 2017, and modifies or repeals many business deductions and credits. The reduction in the U.S. federal corporate income tax rate is expected to be beneficial to us in future years in which we have net income subject to U.S. tax. The reduction in the U.S. federal corporate income tax rate also resulted in a remeasurement of our deferred tax assets and liabilities. There was no net impact as we maintain a full valuation allowance. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act contains certain tax provisions, including provisions that retroactively and/or temporarily suspend or relax in certain respects the application of certain provisions, such as the limitations on the deduction of NOLs and interest, in the Tax Reform Legislation.

There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Reform Legislation and the CARES Act. In the absence of guidance on these issues, we will use what we believe are reasonable interpretations and assumptions in interpreting and applying the Tax Reform Legislation and the CARES Act, which may change as we receive additional clarification and implementation guidance. It is also possible that the Internal Revenue Service could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.

We may not be permitted to file as a consolidated group for U.S. federal income tax and certain state tax purposes.

Under Section 1504(a) of the Internal Revenue Code of 1986, as amended (the “Code”), we are generally permitted to elect to file a consolidated tax return for U.S. federal income tax purposes with any corporations in which we own at least 80%, by vote and value, of the corporation’s outstanding stock (other than preferred stock meeting certain requirements). Filing a consolidated tax return with our subsidiaries as a consolidated group has certain U.S. federal income tax advantages, including permitting the consolidated group to share certain tax attributes such as net operating losses realized by one or more members of the group, the nonrecognition of income on inter-group dividends, and the ability to defer the recognition of gains on certain intercompany transactions. In addition, similar rules apply in certain states, which permit a corporate groups which meet certain requirements to file state income tax returns on a unitary or similar basis. The ownership of a corporation’s stock for U.S. federal income tax purposes is generally based on the substance of a transaction, rather than the ownership of legal title, based on a determination as to which entity has the benefits and burdens of the ownership of a corporation’s stock.

Because we retain the economic ownership in and control over shares of the PCs, even though we have transferred legal title to the shares of the PCs to Dr. Peter Antall, with respect to the Online Care Group, in order to comply with the laws of the various states in which the PCs were formed and operate, we believe that we are the beneficial owners of the stock of the PCs for U.S. federal and state income tax purposes and thus are entitled to include the PCs in our U.S. federal consolidated income tax return and file a unitary or similar basis in certain states. For further discussion of this structure, see “Item 1. Business—Physicians and Healthcare Professionals.” However, there is no case law or other binding administrative guidance that directly addresses our facts, and it is possible that the Internal Revenue Service (the “IRS”) or a state taxing authority could take the position that we are not the beneficial owner of the stock of the PCs and thus are not entitled to include the PCs in our U.S. federal consolidated income tax return or state unitary or similar tax return, as applicable. There can be no assurance that the IRS or a state taxing authority will not take this position, or that such position would not be sustained if we were to challenge any such position in an administrative appeal or in a court.

If we were not treated as the beneficial owner of the stock of the PCs, and were not entitled to include the PCs in our U.S. federal consolidated income tax return or a state unitary or similar tax return, this could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.

Certain U.S. state and local tax authorities may assert that we have a nexus with such states or localities and may seek to impose state and local income taxes on our income allocated to such state and localities.

We file state and local income tax returns in 45 states and 3 cities. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states or localities. States and localities are becoming increasingly aggressive in asserting nexus for state and local income tax purposes. We could be subject to additional state and local income taxation, including penalties and interest attributable to prior periods, if a state or local tax authority in a state or locality where we do not currently file an income tax return successfully asserts that our activities give rise to nexus for state income tax purposes. Such tax assessments, penalties and interest may adversely affect our cash tax liabilities, results of operations and financial condition.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for telehealth services which could adversely affect our results of operations.

Sales and use and similar tax laws and rates vary greatly from state to state. For 2020 we filed sales and use tax in 43 states. With respect to the remaining states in which we do not collect sales and use or similar taxes, although some of these states consider software-as-a-service to be exempt from sales and use tax or the state does not charge sales and use tax, one or more of the remaining states may assert that we had economic nexus with such state and were required to collect such taxes with respect to past or future services, which could result in tax assessments and penalties and interest. The assertion of such taxes against us for past services, or any requirement that we collect sales taxes on its provision of future services, could have a material adverse effect on our business, cash tax liabilities, results of operations, and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain credit and capital loss carryforwards to offset future taxable income. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2020, we had approximately$466.7 million of federal NOL carryforwards, $19.0 million of tax effected state NOL carryforwards, $1.6 million of federal research and development credit carryforwards and $0.6 million of state research and development credits. The federal NOL carryforwards for years before 2018 begin to expire in 2026, the state NOL carryforwards began to expire in 2020 and federal research and development credit carryforwards begin to expire in 2027. Federal NOL carryforwards totaling $232.9 million generated in 2020, 2019 and 2018 do not expire and can be carried forward indefinitely. Based on our analysis of changes in the ownership of our stock through December 31, 2020, we do not believe that any such changes prior to such date resulted in significant limitations under Section 382 of the Code on our ability to utilize NOL and credit carryforwards generated prior to that date. However, changes in the ownership of our stock after December 31, 2020, some of which are outside of our control, could result in an ownership change under Section 382 of the Code after such date, which could significantly limit our ability to utilize our existing and future NOL and credit carryforwards arising at any time prior to such ownership change. In addition, certain of our NOLs for years before 2019 may be subject to a separate set of limitations applicable to losses from “separate return years,” which may limit our ability to use such losses against the income of our consolidated group. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOL and our research and development credit carryforwards.

Risks Related to Strategic Initiatives

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have a material adverse effect on our business, financial condition and results of operations.

We intend to seek to acquire or invest in businesses, software-based products and services or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;
•	unanticipated costs or liabilities associated with the acquisition;
•	difficulty integrating the accounting systems, operations and personnel of the acquired business;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•

difficulty converting the clients of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

•	diversion of management’s attention from other business concerns;
•	adverse effects to our existing business relationships with business partners and clients as a result of the acquisition;
•	the potential loss of key employees;
•	use of resources that are needed in other parts of our business; and
•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which generally must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may suffer.

We may fail to realize all of the anticipated benefits of the Aligned Acquisition, including expected synergies, and we will be subject to business uncertainties that could adversely affect our business.

The success of the Aligned Acquisition will depend, in part, on our ability to realize anticipated cost synergies by integrating Aligned’s customer relationships with our telehealth platform. Our success in realizing these benefits, and the timing of this realization, depends on the successful integration of our business and operations with Aligned’s business and may require significant internal and external investment. Even though we have integrated Aligned’s business, this integration may not result in the realization of the full benefits of the Aligned Acquisition that we currently expect within the anticipated time frame or at all. There is also the possibility that:

•	the Aligned Acquisition may result in our assuming unexpected liabilities;
•	we may experience difficulties integrating operations and systems, for example with respect to accounting and IT controls, IT systems as well as company policies and cultures;
•	we may fail to retain and assimilate employees of Aligned’s business; and
•	problems may arise in entering new markets in which we have little or no experience.

Uncertainty about the effect of the Aligned Acquisition on employees, customers and suppliers may expose us to financial, executional and operational risks. These uncertainties may impair our ability to attract, retain and motivate key personnel and could cause our customers, suppliers and other business partners to delay or defer certain business decisions or to seek to change existing business relationships with us. The occurrence of any of these events could have a material adverse effect on our operating results.

We may pursue acquisitions and other strategic transactions to complement or expand our business that may not be successful, and we may lose up to the entire value of our investment in these acquisitions and transactions.

Our future success may depend on opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. To pursue this strategy successfully, we must identify attractive acquisition or investment opportunities and successfully complete transactions, some of which may be large and complex. We may not be able to identify or complete attractive acquisition or investment opportunities due to, among other things, the intense competition for these transactions. If we are not able to identify and complete such acquisition or investment opportunities, our future results of operations and financial condition may be adversely affected.

We may be unable to obtain in the anticipated timeframe, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions. Furthermore, the conditions imposed for obtaining any necessary approvals could delay the completion of such transactions for a significant period of time or prevent them from occurring at all. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations. Any transactions that we are able to identify and complete may involve a number of risks, including:

•	the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture;
•	the possible adverse effects on our operating results during the integration process;
•	a high degree of risk inherent in these transactions, which could become substantial over time, and higher exposure to significant financial losses if the underlying ventures are not successful;
•	our possible inability to achieve the intended objectives of the transaction; and

•	the risks associated with complying with regulations applicable to the acquired business, which may cause us to incur substantial expenses.

In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies. In addition, the integration process may strain our financial and managerial controls and reporting systems and procedures.

New acquisitions, joint ventures and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing business. To pursue acquisitions and other strategic transactions, we may need to raise additional capital in the future, which may not be available on acceptable terms or at all. In addition to committing capital to complete the acquisitions, substantial capital may be required to operate the acquired businesses following their acquisition. These acquisitions may result in significant financial losses if the intended objectives of the transactions are not achieved.

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third-parties that may not result in the development of commercially viable solutions or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop products and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Additionally, we may not own, or may jointly own with a third party, the intellectual property rights in products and other works developed under our collaborations, joint ventures, strategic alliances or partnerships.

Additionally, we may not be in a position to exercise sole decision making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

We are currently party to, and may enter into future, in-bound intellectual property license agreements. We may not be able to fully protect the intellectual property rights licensed to us or maintain those licenses. Our licensors may retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. In addition, such licenses may only provide us with non-exclusive rights, which could allow other third parties, including our competitors, to utilize the licensed intellectual property rights. Further, our in-bound license agreements may impose various diligence, commercialization, royalty or other obligations on us. Our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

Risks Related to Government Regulation

Our failure to comply with the anti-corruption, trade compliance and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations.

We must comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the FCPA in the United States, as well as the laws of the countries where we do business. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the U.K. Bribery Act of 2010 (the “UK Bribery Act”) prohibit us and our officers, directors, employees and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA.

We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we will operate lack a developed legal system and have elevated levels of corruption. Our business also must be conducted in compliance with applicable export controls and trade and economic sanctions laws and regulations, including those of the U.S. government, the governments of other countries in which we will operate or conduct business and various multilateral organizations. Such laws and regulations include, without limitation, those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our provision of services to persons located outside the United States may be subject to certain regulatory prohibitions, restrictions or other requirements, including certain licensing or reporting requirements. Our provision of services outside of the United States exposes us to the risk of violating, or being accused of violating, anti-corruption, exports controls and trade compliance and economic sanctions laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to reputational harm as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and suspension or debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Though we have implemented an anti-corruption policy as well as formal training and monitoring programs, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.

Our ability to conduct telehealth services in a particular jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to telehealth services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in the suspension or modification of our telehealth operations in certain states. However, the extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of telehealth services, it is uncertain how long the relaxed policies will remain in effect, and, there can be no guarantee that once the COVID-19 pandemic is over that such restrictions will not be reinstated or changed in a way that adversely affects our business.

Additionally, it is possible that the laws and rules governing the practice of medicine and the practice of pharmacy, including remote care, in one or more jurisdictions may change in a manner deleterious to our business. For instance, a few states have imposed different, and, in some cases, additional, standards regarding the provision of services via telehealth. Some states impose strict standards on using telehealth to prescribe certain classes of controlled substances that can be commonly used to treat behavioral health disorders. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we or our affiliated medical group were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.

There is a risk that authorities in some jurisdictions may find that our contractual relationships with AMG and AMG’s physicians providing telehealth violate laws prohibiting the corporate practice of medicine or fee-splitting. These laws generally prohibit the practice of medicine by or sharing of professional fees with lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. Generally, we are prohibited from exercising control over the medical judgments or decisions of physicians or engaging in certain financial arrangements, such as splitting professional fees with physicians. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine laws will not circumscribe our business operations. The enforcement of state corporate practice of medicine doctrines may result in the imposition of penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in more than 40 states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we provide administrative and management services to entities associated with AMG pursuant to which those entities reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. We do not own our AMG-affiliated entities. For example, Amwell Medical Group™-affiliated entities are owned by Dr. Peter Antall, one of AMG’s medical providers, who also currently serves as our Chief Medical Officer. We in turn contract with these entities through business support agreements and direct transfer agreements for the provision of health care services and the receipt of fees. For further discussion of this structure, see “Item 1. Business—Physicians and Healthcare Professionals.” While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with AMG, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our consumers and could have a material adverse effect on our business, financial condition and results of operations.

In addition, the arrangement in which we have entered to comply with state corporate practice of medicine doctrines could subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation, or litigation with regard to our arrangement with AMG could have a material adverse effect on our business, financial condition and results of operations, particularly if we are unable to restructure our operations and arrangements to comply with applicable laws or we are required to restructure at a significant cost, or if we were subject to penalties or other adverse action.

Evolving government regulations may result in increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to direct and indirect adoption, expansion or reinterpretation of various laws and regulations. Compliance with these future laws and regulations may require us to change our practices at an undeterminable and possibly significant initial monetary and recurring expense. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include: rules governing the practice of medicine by physicians; laws relating to licensure requirements for physicians and other licensed health professionals; laws limiting the corporate practice of medicine and professional fee-splitting; laws governing the issuances of prescriptions in an online setting; cybersecurity and privacy laws; and laws and rules relating to the distinction between independent contractors and employees. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the jurisdictions in which we operate, even where we believe we are in compliance with all applicable laws, due to the uncertain regulatory environment, certain jurisdictions may determine that we are in violation of their laws. In the event that we must remedy such violations, we may be required to modify our services and products in a manner that undermines our solution’s attractiveness to our clients, consumers or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline and our business, financial condition and results of operations could be materially adversely affected.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules and ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to clients, or their members and patients, which could have a material adverse effect on our business, financial condition and results of operations.

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with AMG and its corresponding relationship with its providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

•

the federal physician self-referral law, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions apply, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $25,820 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $172,137 for a circumvention scheme;

•

the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts, or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $104,330 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•

the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which we collectively refer to as HIPAA, and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•	HIPAA, which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of PHI;
•

the federal False Claims Act that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits;

•

the federal Civil Monetary Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

•	reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•

similar state law provisions pertaining to Anti-Kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third party payer, including commercial insurers or services paid out-of-pocket by patients;

•

state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;

•

the Federal Trade Commission Act and federal and state consumer protection, advertisement and unfair competition laws, which broadly regulate marketplace activities and activities that could potentially harm consumers;

•	laws that regulate debt collection practices as applied to our debt collection practices;
•	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;
•

federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and

•

federal and state laws and policies that require healthcare providers to maintain licensure, certification or accreditation to provide physician and other professional services, to enroll and participate in the Medicare and Medicaid programs, to report certain changes in their operations to the agencies that administer these programs, as well as state insurance laws.

Because of the breadth of these laws and the need to fit certain activities within one of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General (“OIG”), have continued their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $11,803 to $23,607 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

Our ability to conduct telehealth services internationally is subject to the applicable laws governing remote care and the practice of medicine in such location, and the interpretation of these laws is evolving and varies significantly from country to county and are enforced by governmental, judicial and regulatory authorities with broad discretion. We cannot be certain that our interpretation of such laws and regulations are correct in how we structure our operations, our arrangements with physicians, services agreements and customer arrangements.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

Our use and disclosure of personally identifiable information, including PHI, personal data, and other health information, is subject to state, federal and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, member and patient bases and revenue.

The privacy and security of personally identifiable information (“PII”) stored, maintained, received or transmitted electronically is a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose customers, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about our practices with regard to the collection, use, disclosure, or security of personally identifiable information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

For example, we send short message service, or SMS, text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-actions suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend.

We also publish statements to our customers and clients that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including (i) state privacy and confidentiality laws (including state laws requiring disclosure of breaches); (ii) HIPAA; and (iii) European and other foreign data protection laws.

HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us. We are considered a business associate under HIPAA; AMG is considered a covered entity.

HIPAA requires healthcare entities like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

Violations of HIPAA may result in significant civil and criminal penalties. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations and prospects.

In addition, HIPAA mandates that the Secretary of the U.S. Department of Health and Human Services (“HHS”) conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Further, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. For example, California implemented the California Confidentiality of Medical Information Act, that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California has also implemented the California Consumer Privacy Act, or CCPA, which came into effect on January 1, 2020 and, which increases privacy rights for California residents and imposes obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Further, the California Privacy Rights Act (CPRA), recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.

The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of PII and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. If we provide telehealth services outside the United States, we must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. For example, the European Commission has enacted the General Data Protection Regulation

(“GDPR”), which became effective in May 2018 for controllers and processors of personal data. The GDPR imposes stringent data protection requirements and provides for severe penalties for breach, which could be imposed directly in connection with future European operations. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU and European Economic Area (“EEA”) member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the GDPR we may be required to put in place additional mechanisms ensuring compliance. European data protection law also imposes strict rules on the transfer of personal data out of the EEA to the United States; for example, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could affect our ability to efficiently process personal data from the EEA. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Moreover, following the United Kingdom’s (“UK”) withdrawal from the EU, and the expiry of the transition period, we would have to comply with the GDPR and separately the GDPR as implemented in the UK, each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, e.g. how data transfers between EU member states and the UK will be treated. These changes may lead to additional compliance costs and could increase our overall risk. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business.

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that our business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal, state and foreign enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Any such investigations, prosecutions, convictions or settlements could result in significant financial penalties, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business.

State, federal and foreign privacy and security laws and regulations are constantly evolving and our failure to comply with such changes could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, patient and members bases and revenue.

Various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries have adopted laws mandating that PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.

In addition, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of our users’ content, or regarding the manner in which the express or implied consent of users for the collection, use, retention or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete and may limit our ability to store and process user data or develop new services and features. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

Because of the extreme sensitivity of the PII and PHI we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and member data, including PHI. As a result, our reputation could be severely damaged, adversely affecting client and member confidence. Consumers may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of client and member information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and member information to sign agreements contractually requiring those subcontractors to adequately safeguard PII and PHI to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and consumers’ proprietary and protected health information.

Due to applicable laws and regulations or contractual obligations, we may be held responsible for any information security failure or cyber-attack attributed to our vendors as they relate to the information we share with them. In addition, because we do not control our vendors and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect confidential, proprietary, or sensitive data, including personal data. We are at risk of a cyber-attack involving a vendor or other third party, which could result in a breakdown of such third party’s data protection processes or the cyber-attackers gaining access to our information systems or data through the third party. Regardless of whether an actual or perceived cyber-attack is attributable to us or our vendors, such an incident could, among other things, result in improper disclosure of information, harm our reputation and brand, reduce the demand for our products and services, lead to loss of client confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products and services being unavailable. In addition, it may require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation, regulatory enforcement, indemnity obligations or damages for contract breach, divert the attention of management from the operation of our business and cause us to incur significant costs, any of which could affect our financial condition, operating results and our reputation. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our Class A common stock. In addition, our remediation efforts may not be successful and any failure related to these activities could result in significant liability and/or have a material adverse effect on our business, reputation and financial condition.

Risks Related to Ownership of Our Class A Common Stock

The multiple class structure of our common stock and the ownership of Class B common stock by our Founders will have the effect of concentrating voting control with our Founders for the foreseeable future, which will limit or preclude your ability to influence corporate matters.

For so long as any shares of our Class B common stock remain outstanding, our Founders will at all times hold at least 51% of the voting power of the voting stock of the Company. As a result, our Founders, as the holders of Class B common stock, collectively will continue to control a majority of the total combined voting power of our outstanding common stock and therefore be able to control all matters submitted to our stockholders for approval, including elections for directors, mergers or acquisitions, asset sales and other significant transactions, so long as the Class B common stock remain outstanding. Even in the event that one of our Founders converts all or a portion of his shares of Class B common stock into shares of Class A common stock, the Class B common stock held by one or both or our Founders outstanding after such conversion would still be entitled to 51% of the voting power of the voting stock of the Company for so long as any Class B shares remain outstanding, subject to the conditions in our amended and restated certificate of incorporation, while the Founder who converted his shares into shares of Class A common stock, together with the Class C shares in the case of votes other than for directors, would dilute the relative voting power of existing holders of Class A common stock as his Class A common stock would be entitled to a pro rata portion of the 49% vote to which the Class A common shares, together with the Class C shares in the case of votes other than for directors, are entitled. In this circumstance, the Founders would be entitled to more than 51% of the voting power of our common stock. This concentrated control will limit your ability to influence corporate matters for the foreseeable future. For example, our Founders will be able to control the amendments of our amended and restated certificate of incorporation or by-laws, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans and approval of any merger or sale of assets for the foreseeable future. This control may materially adversely affect the market price of our Class A common stock.

Additionally, the Founders, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or which may not be aligned with your interests. The holders of our Class B common stock will also be entitled to a separate vote in the event we seek to amend our amended and restated certificate of incorporation in a manner that adversely affects the holders of our Class B common stock.

Finally, as noted above, any conversion of existing shares of Class B or Class C common stock would dilute the relative voting power of all holders of shares of Class A common stock. As of December 31, 2020, the Company had 34,852,937 shares of Class A common stock reserved for issuance upon conversion of Class B and Class C common stock. To the extent that the holders of Class B or Class C common stock convert their shares, your proportional vote out of the 49% vote to which the Class A shares (together with the Class C shares, in the case of votes other than for directors) are entitled while shares of Class B common stock remain outstanding will be diluted.

Our multiple class structure may depress the trading price or liquidity of our Class A common stock.

Our multiple class structure may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. In addition, several stockholder advisory firms have announced their opposition to the use of dual or multiple class structures. As a result, the multiple class structure of our common stock may prevent the inclusion of our Class A common stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock. The difference in the voting rights of our Class A, Class B and Class C common stock could harm the value of our Class A common stock to the extent that any investor or potential future purchaser of our Class A common stock ascribes value to the right of holders of our Class B common stock to hold at all times 51% of our voting power. The existence of multiple classes of common stock could also result in less liquidity for our Class A common stock than if there were only one class of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated by-laws and Delaware law could discourage, delay or prevent a change of control of our company and may affect the trading price of our Class A common stock.

Our amended and restated certificate of incorporation and our amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our amended and restated certificate of incorporation and amended and restated by-laws collectively:

•

authorize three classes of common stock with disparate voting power, the Class A common stock that is listed on the NYSE, the Class B common stock that provide the holders thereof with the ability to control the outcome of matters requiring stockholder approval, even though such holders own significantly less than a majority of the shares of our outstanding Class A, Class B and Class C common stock, and the Class C common stock that do not have a vote on director elections;

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to prevent a takeover attempt;
•	authorize the classification of our Board of Directors into separate classes of directors to be elected on a staggered basis;
•	prohibit stockholders from calling special meetings of stockholders;
•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a duly called meeting of the stockholders;
•

require the approval of holders of at least 75% of the total combined voting power of the outstanding shares of our common stock to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation; and

•

provide for notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our Class A common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our Class A common stock if the provisions are viewed as discouraging takeover attempts in the future.

Our amended and restated certificate of incorporation and amended and restated by-laws may also make it difficult for stockholders to replace or remove our management. Furthermore, the existence of the foregoing provisions, as well as the significant voting power that our Founders hold, could limit the price that investors might be willing to pay in the future for shares of our Class A common stock. These provisions may facilitate management and board entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of our stockholders.

We are a “controlled company” within the meaning of NYSE rules and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our Founders hold 51% of the total combined voting power of our outstanding common stock. Accordingly, we qualify as a “controlled company” within the meaning of NYSE corporate governance standards. Under NYSE rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance standards, including:

•	the requirement that a majority of the members of our board of directors be independent directors; and
•	the requirement that our compensation committee and nominating and corporate governance committee be composed entirely of independent directors.

We rely on certain of these exemptions, including the exemption from the requirement that our compensation committee be composed entirely of independent directors. Consequently, you will not have the same protections afforded to stockholders of companies that are subject to all of NYSE corporate governance rules and requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

The provision of our amended and restated certificate of incorporation requiring exclusive forum in certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought in a state court located within the state of Delaware (or if no state court of the State of Delaware has jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. The foregoing provision does not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction

Additionally, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds either exclusive forum provision contained in our amended and restated certificate of incorporation to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The price of our Class A common stock may be volatile and fluctuate substantially.

Our stock price may be volatile. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including, but not limited to:

•	the success of competitive products or technologies;
•	developments related to our existing or any future collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	the recruitment or departure of key personnel;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could cause the market price of our Class A common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of March 12, 2021, we had outstanding 206,135,349 shares of Class A common stock, 26,433,900 shares of Class B common stock and 5,555,555 shares of Class C common stock. Moreover, certain stockholders have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of Class A common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, in the assessment of our internal control over financial reporting;
•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

•

an exemption from compliance with the requirement of the Public Company Accounting Oversight Board regarding the communication of critical audit matters in the auditor’s report on the financial statements; and

•	exemption from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting requirements in this Annual Report, that would be required if we were not an emerging growth company. We cannot predict whether investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to use this extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and non-public companies, we can adopt the new or revised standard at the time non-public companies adopt the new or revised standard and can do so until such time that we either irrevocably elect to opt out of such extended transition period or no longer qualifies as an emerging growth company. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies.

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation will be your sole source of gain, if any.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our Class A common stock will be your sole source of gain for the foreseeable future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Boston, Massachusetts. We also have an office in Ramat Gan, Israel. Through our Avizia Acquisition, we acquired offices in Reston, Virginia and Seattle, Washington. Through our Aligned Acquisition, we acquired an office in Woodland Hills, California. All of our office locations are leased. We also maintain hardware inventory in facilities based in San Diego, California.

We will continue to assess the need to procure additional space as we add employees and expand geographically, taking into consideration the change in workplace dynamic driven by the COVID-19 pandemic. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion.

Item 3. Legal Proceedings.

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

On September 14, 2020, we received a letter from Teladoc Health, Inc. alleging that certain of our cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. While we can provide no guarantees about the outcome of this dispute, we believe that these claims lack merit and we intend to defend against them vigorously. Moreover, even if we were found to infringe upon any valid claim of these patents, our revenues from the Carepoints products approximated 6% of our revenues in 2020. See “Item 1A. Risk Factors—Risks Related to Intellectual Property—Third parties may challenge the validity of our patents and trademarks, or oppose our patent and trademark applications. We may not be able to obtain and enforce additional patents to protect our proprietary rights from use by potential competitors. Companies with other patents could require us to stop using or pay to use required technology” and “Item 1A. Risk Factors—Risks Related to Intellectual Property—We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is listed on the NYSE under the symbol “AMWL” and began trading on September 17, 2020.

Holders

On March 12, 2021, there were 525 stockholders of record of our Class A common stock, two stockholders of record of our Class B common stock and one stockholder of record of our Class C common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required hereunder will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2020.

Purchase of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during the fourth quarter of the fiscal year covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31	211,462	$29.24	—	—
November 1 to November 30	65,185	$29.04	—	—
December 1 to December 31	188,072	$27.65	—	—
Total	464,719	$28.57	—	—

*	Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of American Well Corporation under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on our Class A common stock with the comparable cumulative return of the Russell 2000 composite index from September 17, 2020 to December 31, 2020. The graph assumes that $100 was invested in our Class A common stock and in each index on September 17, 2020, the date our Class A common stock began trading on the NYSE. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of Cumulative Return
Among American Well Corporation, and the Russell 2000 Composite Index

140
120
100
80
60
40
20
0
9/17/2020
10/17/2020
11/17/2020
12/17/2020
American Well Corporation
Russell 2000 Composite

Fiscal year ended December 31

Item 6. Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this Annual Report. On July 3, 2018, we acquired Avizia, Inc. and on

November 14, 2019, we acquired Aligned Telehealth, Inc. Financial results for both acquired entities are reflected in our financials for the periods subsequent to the acquisition date. Historical results are not necessarily indicative of future results.

Consolidated Statement of Operations and Comprehensive Loss:	Years Ended December 31,
(in thousands except share and per share data)	2020	2019	2018
Revenue	$245,265	$148,857	$113,955
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	156,790	79,976	58,612
Research and development	84,412	53,941	36,273
Sales and marketing	55,095	47,672	31,629
General and administrative	166,246	54,211	37,217
Depreciation and amortization expense	10,153	7,761	5,330
Total costs and operating expenses	472,696	243,561	169,061
Loss from operations	(227,431)	(94,704)	(55,106)
Interest income and other income (expense), net	1,632	5,535	2,794
Loss before benefit (expense) from income taxes and loss from equity method investment	(225,799)	(89,169)	(52,312)
Benefit (expense) from income taxes	(639)	803	—
Loss from equity method investment	(2,188)	—	—
Net loss	$(228,626)	$(88,366)	$(52,312)
Net income (loss) attributable to non-controlling interest	(4,194)	(1,176)	362
Net loss attributable to American Well Corporation	$(224,432)	$(87,190)	$(52,674)
Net loss per share attributable to common stockholders, basic and diluted	$(2.27)	$(2.12)	$(1.30)
Weighted-average common shares outstanding, basic and diluted	99,044,312	41,138,798	40,583,826

Selected Balance Sheet Data:	As of December 31,
(in thousands)	2020	2019	2018
Cash, cash equivalents and short term investments	$1,041,579	$177,626	$256,201
Working capital(1)	992,305	116,950	212,335
Total assets(2)	1,376,646	499,881	489,314
Total liabilities(2)	130,449	124,946	118,011
Convertible preferred stock	—	655,799	575,713
Common stock	2,357	423	414
Total stockholders’ equity (deficit)	$1,246,197	$(280,864)	$(204,410)

(1)	Working capital is defined as total current assets minus total current liabilities.
(2)	The Company adopted ASC 842 in the year ended December 31, 2019 on a modified retrospective basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion and analysis and information contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

Overview

We are a leading telehealth company enabling digital delivery of care for healthcare’s key stakeholders. We empower our clients at the enterprise level with the core technology and services necessary to successfully develop and distribute telehealth programs that meet their strategic, operational, and social objectives under their own brands. The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan and innovator, including government, clients with the tools to enable new models of care for their patients and members. Our scalable technology embeds with our clients’ existing offerings and clinical workflows, spanning the continuum of care and enabling care delivery across a wide variety of clinical, retail, school and home settings. Our client-focused approach drives our success as one of the largest telehealth companies. As of December 31, 2020, we powered the digital care programs of 58 health plans, which support over 36,000 employers and collectively represent more than 80 million covered lives, as well as 158 of the nation’s largest health systems, encompassing more than 2,000 hospitals. Since inception, we have powered over 8.6 million telehealth visits for our clients, including more than 5.9 million in the year ended December 31, 2020.

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

In the year ended December 31, 2019, our clients completed a total of 1.1 million visits on the Amwell Platform, while in the year ended December 31, 2020, clients significantly expanded their use of the Amwell Platform with 5.9 million completed visits. During the COVID-19 crisis, utilization of the platform achieved levels not seen before, evident by a larger number of clients’ own providers using the Amwell Platform. AMG providers accounted for 27% of total visits performed versus 66% of total visits performed on the Amwell Platform during the years ended December 31, 2020 and 2019, respectively.

New Use Patterns and Functionality

Looking past COVID-19, we can see that some effects of the current period may be felt beyond the immediate crisis. In particular, we are seeing the growing awareness among consumers of the availability and efficacy of telehealth for many healthcare needs and we are seeing more widespread hands-on experience among providers in delivering care via telehealth. It remains unclear the extent to which the currently more relaxed regulatory environment, favorable reimbursement policies, and leniency with respect to cross-state provider licensure will become normative. However, we believe that the current experience is more likely to be favorable to telehealth and Amwell’s business than otherwise over the longer term.

New Client Acquisition

We believe our ability to add net new health system and health plan clients is a key indicator of our increasing market adoption and future revenue potential. We maintain dedicated direct sales teams for both health systems and health plans focused on selling solutions that meet each of their respective needs. Our direct sales teams sell our full suite of technology, services and Carepoints.

Channel partners also play an important role in marketing and selling our products to our customer base, primarily focusing on the Amwell Platform and Carepoints. Channel partners reduce our sales cycle and lower customer acquisition costs. For example, through our EHR channel partners we are able to natively embed our technology into existing health system technology infrastructure which, as a competitive differentiator, may lead to a higher win rate. In addition, because of the technology integration, an EHR partner sale may accelerate our ability to launch the technology and ultimately recognize revenue. Carepoint channel partners primarily consist of value-added resellers that have established relationships with health systems and health plans. We typically generate lower revenues in connection with sales obtained through these channel partner agreements.

Client Expansion and Retention

Health system contracts are initially priced based on the size of the system and their projected visit activity. The contract value is typically expected to grow as the health system increases the number of providers on the platform and the number of consultations performed through the platform or adds the ability to deliver new use cases across their enterprise whether by the health system’s own providers or through AMG. When a client chooses to adopt a new use case, Amwell configures a module for its Amwell Platform instance. A module represents a unique patient or provider workflow, documentation requirement, or technology integration and associated services. Our platform modules currently support over 100 active use cases with new modules continually being developed as virtual care continues to expand into new areas.

We expand business with health plans when they expand the number of members who have access to our Amwell Platform and AMG services or through offering new clinical programs to eligible plan members.

In many cases health plans pay Amwell incremental subscription fees for adding new members to the Amwell Platform, and for each clinical program that is deployed, which over time increases the annual contract value per health plan, a key indicator of the growth of our business. We believe our ability to grow subscription revenue in our existing health plan client base is an indicator of the long-term value of our customer relationships.

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

Invest in Growth

We expect to continue to focus on long-term revenue growth through investments in technology development and sales and marketing efforts. In addition, we believe additional investments in platform modules and clinical programs will allow us to continue to penetrate our products and services further in to our existing client relationships. Accordingly, in the short term we expect these activities to increase our net losses, but in the long term we anticipate that these investments will positively impact our results of operations.

Regulatory Environment

Our operations are subject to comprehensive United States federal, state and local and international regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. The COVID-19 pandemic has resulted in a reduction of regulatory and reimbursement barriers for telehealth, including removing the originating site restrictions for fee for service Medicare; the expansion of Medicare and commercial reimbursement for telehealth and an easing of state licensure policies for providers. However, it is uncertain how long the relaxed policies will remain in effect, and there can be no guarantee that once the COVID-19 pandemic is over that such restrictions will not be reinstated or changed in a way that adversely affects our business. For additional discussion of this factor, see “Item 1A. Risk Factors—Risks Related to Government Regulation.”

Business Combinations

In July 2018, we acquired all of the outstanding stock of Avizia. This acquisition brought a comprehensive acute care capability, including a hospital-based cart lineup and custom software workflows for more than forty clinical specialties, including telestroke and tele-behavioral health. This acquisition enhanced options available to clients across Amwell’s diverse telehealth ecosystem, including health systems, health plans and innovators, enabling clients to choose one comprehensive single platform solution. The aggregate consideration for this transaction was $137.8 million, and included $65.3 million paid in cash and $72.5 million in equity comprised of 1,115,934 shares of Series C preferred stock at a price of $65.00 per share. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not deductible for tax purposes. The results of operations of Avizia have been included within our operations from the date of acquisition.

In November 2019, we acquired all of the outstanding stock of Aligned Telehealth. This acquisition combines Aligned’s ability to access an affiliated network of psychiatrists and advanced practice psychiatric nurses, with the Company’s health system and health plan client relationships to address the mounting challenges of psychiatric clinician shortages, fragmented care and societal stigmas impeding adequate behavioral health access and treatment. The aggregate consideration for this transaction was $82.9 million, and included $48.7 million paid in cash and $34.3 million in equity comprised of 456,667 shares of Series C preferred stock at a price of $75.00 per share. The agreement also included a component of contingent earnout consideration to be earned if certain financial performance metrics were achieved. There was no payout related to this consideration. The acquisition was a stock purchase and the goodwill resulting from this acquisition is not deductible for tax purposes. The results of operations of Aligned have been included within our operations from the date of acquisition.

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

Key Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

Active Providers:

	Years Ended December 31,
	2020	2019
AMG	4,500	1,800
Platform	68,000	5,100
Total Active Providers	72,500	6,900

Active Providers: providers that have delivered a visit on the Amwell Platform at least once in the last 12 months

AMG: providers from our affiliated Amwell Medical Group

Platform: our Health Plan and Health System customer’s own providers (non-AMG providers) that are active on the Amwell Platform

Health Systems:

	Years Ended December 31,
	2020	2019	2018
Average Number of Health System Clients	149	138	92
Total Health System Subscription Revenue	$49.8 million	$38.8 million	$27.3 million
Average Annual Contract Value	$334 thousand	$282 thousand	$296 thousand

Health System: A health system is an Amwell Platform client whose primary business case is the delivery of care by its providers. A typical health system client has many hospitals within its system. The average number of health system clients is calculated by averaging the number of such clients under contract at the beginning and end of each fiscal year.

Health System Subscription Revenue: Health System subscription revenue consists of all platform-related fees for a health system, including subscription licenses, fees related to software modules, and overage charges, and primarily represents the fee to access our platform over the contractual period. Subscription revenue may include immaterial amounts from non-health system clients whose business model acts similarly to those clients.

Average Annual Contract Value: Average annual contract value is defined as total health system subscription revenue for the fiscal period divided by average number of health system clients.

Health Plans:

	Years Ended December 31,
	2020	2019	2018
Average Number of Health Plan Clients	57	56	52
Total Health Plan Subscription Revenue	$34.9 million	$30.6 million	$23.6 million
Average Annual Contract Value	$612 thousand	$546 thousand	$453 thousand

Health Plan: A health plan is an Amwell Platform client whose primary business case is managing the healthcare financial risk of its membership. The average number of health plan clients is calculated by averaging the number of such clients under contract at the beginning and end of each fiscal year.

Health Plan Subscription Revenue: Health Plan subscription revenue consists of all platform-related fees for a health plan, including subscription licenses, per member/per month charges and fees related to clinical programs, and primarily represents the fee to access our platform over the contractual period. Subscription revenue may include immaterial amounts from non-health plan clients whose business model acts similarly to those clients.

Average Annual Contract Value: Annual contract value is defined as total health plan subscription revenue for the fiscal period divided by average number of health plan clients.

Visits:

	Years Ended December 31,
	2020	2019	2018
AMG Visits (thousands)	1,595	759	551
Total Visit Revenue	$117.2 million	$40.7 million	$26.5 million
Revenue per Visit	$73	$54	$48

AMG Visit: An AMG visit is a case completed by our AMG affiliate providers and visit revenue reflects fee-for-service revenue to AMG for the visit.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) initial public offering expenses, (vi) acquisition-related expenses and (vii) other items affecting our results that we do not view as representative of our ongoing operations, including direct and incremental expenses associated with the COVID-19 pandemic. We had no such other items during the years ended December 31, 2020, 2019 and 2018.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net loss	$(228,626)	$(88,366)	$(52,312)
Add:
Depreciation and amortization	10,153	7,761	5,330
Interest and other income, net	(1,632)	(5,535)	(2,794)
(Benefit) expense from income taxes	639	(803)	—
Stock-based compensation	118,358	12,135	7,669
Initial public offering expenses	2,039	127	3,098
Acquisition-related (income) expenses	(48)	2,020	1,298
COVID-19-related expenses(1)	6,076	—	—
Litigation expense	352	—	—
Adjusted EBITDA	$(92,689)	$(72,661)	$(37,711)

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

Components of Results of Operations

Revenue

The Company has demonstrated continued revenue growth as a direct result of the acceptance of telehealth, our penetration of the market, and the successful integration of recent acquisitions. Revenue performance is reflective of the strong foundation that has been built, focused around health plans, health systems, our provider network and a consistently increasing visit base.

We generate revenues from the use of the Amwell Platform in the form of recurring subscription fees for use of our platform, and related services and Carepoint sales. We also generate revenue from the performance of AMG patient visits.

Cost of Revenues, Excluding Amortization of Intangible Assets

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

Our research and development expenses may also fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our research and development expenses. Amwell is accelerating its multiyear technology investment in 2021. The purpose of this acceleration is to accommodate significant growth in market demand for increasingly broad and sophisticated telehealth enablement infrastructure following COVID-19. We expect our increased spend on R&D to continue into 2021 and potentially for the entire year, perhaps at elevated levels versus those experienced in the latter part of 2020.

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

Depreciation and Amortization Expense

Depreciation and amortization expense includes the amortization of intangible assets and depreciation related to our fixed assets. Amortization of intangible assets consists of the amortization of acquisition-related intangible assets, which are customer relationships, contractor relationships, technology and trade names.

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

Consolidated Results of Operations

The following table sets forth our summarized consolidated statement of operations data for the years ended December 31, 2020, 2019 and 2018 and the dollar and percentage change between the respective periods:

	Years Ended December 31,
				Change 2020 vs. 2019		Change 2019 vs. 2018
(in thousands)	2020	2019	2018	Change	%	Change	%
Revenue	$245,265	$148,857	$113,955	$96,408	65%	$34,902	31%
Costs and operating expenses:
Costs of revenue, excluding deprecitaion and amortization of intangible assets	156,790	79,976	58,612	76,814	96%	21,364	36%
Research and development	84,412	53,941	36,273	30,471	56%	17,668	49%
Sales and marketing	55,095	47,672	31,629	7,423	16%	16,043	51%
General and administrative	166,246	54,211	37,217	112,035	207%	16,994	46%
Depreciation and amortization expense	10,153	7,761	5,330	2,392	31%	2,431	46%
Total costs and operating expenses	472,696	243,561	169,061	229,135	94%	74,500	44%
Loss from operations	(227,431)	(94,704)	(55,106)	(132,727)	140%	(39,598)	72%
Interest income and other income (expense), net	1,632	5,535	2,794	(3,903)	(71)%	2,741	98%
Loss before benefit from income taxes and loss from equity method investment	(225,799)	(89,169)	(52,312)	(136,630)	153%	(36,857)	70%
Benefit (expense) from income taxes	(639)	803	—	(1,442)	(180)%	803	N/A
Loss from less than majority owned JV	(2,188)	—	—	(2,188)	N/A	—	N/A
Net loss	(228,626)	(88,366)	(52,312)	(140,260)	159%	(36,054)	69%
Net (loss) income attributable to noncontrolling interest	(4,194)	(1,176)	362	(3,018)	257%	(1,538)	(425)%
Net loss attributable to American Well Corporation	$(224,432)	$(87,190)	$(52,674)	$(137,242)	157%	$(34,516)	66%

Revenue

For the year ended December 31, 2020, the increase in revenue was substantially driven by an increase in visit revenue volume ($76.5 million increase). Visit revenue has increased due to the impact of the COVID-19 crisis. Revenue increase was also attributable to new clients using our platform and existing clients adding additional modules to their platform subscriptions, such as our COVID-19 module. We believe that the strength of our technology platform will continue to serve as the foundation for our revenue growth.

Subscription revenue from health systems was $49.8 million for the year ended December 31, 2020, compared to $38.8 million during December 31, 2019, an increase of $11.0 million, or 28%. Revenue earned from AMG patient visits increased by $76.5 million, or 188%, from $40.7 million for the year ended December 31, 2019 to $117.2 million in the December 31, 2020. The increase was primarily driven by increased utilization across our health system and health plan clients primarily from the COVID-19 pandemic as well as overall increased acceptance of telemedicine. AMG visits constituted 27% of the total visits for the year ended December 31, 2020, compared to 66% for the year ended December 31, 2019. Revenue earned from services and Carepoints was $29.7 million for the year ended December 31, 2020, compared to $24.5 million during December 31, 2019, an increase of $5.2 million, or 21%. The increase in services and Carepoints revenue was largely due to the overall increased volume of Carepoints sales and partially the result of timing with respect to the performance of services and the timing of delivery of Carepoints.

For the year ended December 31, 2019, the increase in revenue was predominately the result of new clients using the platform as the average number of health system and health plan clients on our platform increased by 50, to 194 as of December 31, 2019 from 144 as of December 31, 2018, a 35% increase. We believe that the strength of our technology platform will continue to serve as the foundation for our revenue growth.

Subscription revenue from health system clients was $38.8 million for the year ended December 31, 2019, compared to $27.3 million during the year ended December 31, 2018, an increase of $11.5 million, or 42%. This increase was substantially driven by a 50% increase in the average number of subscription clients increasing from 92 to 138. Subscription revenue from health plan clients was $30.6 million for the year ended December 31, 2019, compared to $23.6 million during the year ended December 31, 2018, an increase of $7.0 million, or 30%. This increase was driven by an 8% increase in the average number of subscription clients, increasing from 52 to 56, and increases in the health plan client average contract value increasing 21%. The total number of paid AMG patient visits increased 38%, by 208,000, from 551,000 in the year ended December 31, 2018 to 759,000 in the year ended December 31, 2019. This increase was primarily driven by increased utilization across our health system and health plan clients. AMG visits constituted 66% of the total visits for the year ended December 31, 2019, compared to 73% for the year ended December 31, 2018.

Costs of Revenue, Excluding Depreciation and Amortization of Intangible Assets

For the year ended December 31, 2020, the increase in cost of revenue was primarily due to an increase of $50.8 million in provider related costs, with some portion of these provider costs due to increased visit volumes. Some portion of these provider costs were above typical levels due to the COVID-19 emergency rapid expansion of active providers. The increase in visit volume also resulted in the need to utilize a significantly higher level of non-clinical contractor resources to properly service visit demand. The Company experienced a $14.1 million increase in employee-related expense (primarily in the form of variable compensation and stock compensation expense).  Hardware costs increased $6.0 million related to the increase in sale of devices. There was also an increase of $5.5 million in third party software. As a percentage of revenue, cost of revenues has increased as a result of the shift in revenue mix. The impact of COVID-19 has increased our visit revenue, which generates a lower gross margin contribution.

For the year ended December 31, 2019, the increase in cost of revenue was primarily due to an increase of $4.6 million in employee-related expense (inclusive of stock compensation expense) and a $16.8 million increase in other costs, primarily provider related costs, combined with implementation and hosting related expenses. With respect to employee-related expense, our total administrative employee headcount dedicated to servicing AMG increased to 158 on December 31, 2019, as compared to 145 on December 31, 2018. As a percentage of revenue, cost of revenues have remained relatively consistent year over year.

Research and Development Expenses

Research and development expenses increased for the year ended December 31, 2020, compared the year ended December 31, 2019, which was primarily driven by an increase of $11.4 million in employee-related costs (inclusive of stock compensation expense). The increase in research and development expense was further driven by a $15.8 million increase in consulting services used by the research and development group. There was also an increase in product development costs of $1.3 million.

Research and development expenses increased for the year ended December 31, 2019, compared the year ended December 31, 2018, which was primarily driven by an increase of $11.6 million from employee-related costs (inclusive of stock compensation expense). The increase in research and development expense was further driven by a $5.8 million increase in third party consulting related spend.

In 2019 and 2020, the Company has initiated a focused effort to invest in the area of research and development. The Amwell platform as well as its embedded modules, programs and Carepoints will evolve to offer the ecosystem highly innovative, valuable and differentiating capabilities that will be delivered in a staged release process through 2021. We believe that our accelerated investment will have a multiyear positive impact on our future results. This increased investment focused primarily on the hiring of highly technically skilled resources to execute on our growth strategy. This increase in the research and development employee base is expected to result in increased research and development expense in future periods. However, the corresponding growth and revenue is expected to result in a lower expense as a percentage of revenue. Total research and development employee headcount increased to 289 on December 31, 2020, as compared to 223 on December 31, 2019 and 209 on December 31, 2018.

Sales and Marketing Expenses

Sales and marketing expenses increased for the year ended December 31, 2020, compared to the year ended December 31, 2019, which primarily consisted of a $9.7 million increase in employee-related costs (inclusive of commissions and stock compensation expense). The increase also consisted of an increase in third party software costs of $1.5 million and subcontracting expense of $0.8 million. The increase was offset by a decrease in marketing and promotional items of $2.9 million and travel expenses of $2.1 million due to travel being restricted during the COVID-19 pandemic.

Sales and marketing expenses increased for the year ended December 31, 2019, compared to the year ended December 31, 2018, which primarily consisted of direct marketing spend, a $9.0 million increase in employee-related costs including commissions (inclusive of stock compensation expense) and, to a lesser extent, an increase $1.3 million in trade show and sponsorship expenses.

Total sales and marketing employee headcount increased to 185 on December 31, 2020, as compared to 149 on December 31, 2019 and 121 on December 31, 2018.

General and Administrative Expenses

General and administrative expenses increased for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was driven by stock-based compensation expense of $100.6 million (predominantly related to restricted stock units granted to the co-CEOs). Additionally, the increases consisted of employee-related costs (excluding stock compensation expense) of approximately $11.0 million and increased insurance cost of $1.5 million. The increase in expenses was partially offset by savings in consulting expenses of $1.5 million (as the Company required less reliance on outside third parties) and a decrease of $0.7 million for meals and travel expenses as the Company was working remotely for the majority of the year.

General and administrative expenses increased for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was driven in part by increases in employee-related costs (including bonuses and stock compensation expense) of approximately $12.2 million, consulting of $3.3 million, service support agreements of $1.5 million and acquisition and integration costs of $0.7 million. Each of these expenses were partially offset by savings in non-compensation related administrative expenses.

General and administrative expenses, excluding the increase in stock-based compensation, are expected to continue to increase (in absolute dollars) in future periods as we continue to grow in size and complexity while at the same time recognizing the full year impact of the regulatory and compliance costs associated with being a publicly traded company. Total general and administrative employee headcount increased to 159 on December 31, 2020, as compared to 156 on December 31, 2019 and 112 on December 31, 2018.

Depreciation and Amortization Expense

Depreciation expense increased by $0.3 million and amortization expense increased by $2.0 million, for the year ended December 31, 2020, compared to the year ended December 31, 2019, which was primarily driven by a $2.0 million increase in amortization as a result of the amortization of acquired intangible assets related to the Aligned Acquisition in November 2019.

Depreciation and amortization expenses for the year ended December 31, 2019 increased compared to the year ended December 31, 2018, which was primarily driven by a $2.3 million increase in amortization as a result of the amortization of acquired intangible assets related to the Avizia Acquisition in July 2018.

Interest Income and Other Income (Expense), net

For the year ended December 31, 2020, interest income and other expenses consist entirely of interest income and gains from our cash equivalents and short-term investments.

Interest income and other expense for the year ended December 31, 2019, consists entirely of interest income from our cash equivalents and short-term investments.

Benefit (Expense) from Income Taxes

Income tax expense was $0.6 million for the year ended December 31, 2020, compared to an income tax benefit of $0.8 million during December 31, 2019. The increase is driven primarily by expense associated with foreign stock compensation awards.

Loss from Equity Method Investment

The Company and Cleveland Clinic partnered to form a joint venture in 2019 with initial funding in January 2020, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via telehealth. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investments in CCAW, JV LLC using the equity method of accounting. During the year ended December 31, 2020, the Company recognized a loss of $2.2 million as its proportionate share of the joint venture results of operations.

Consolidated Quarterly Results of Operations

The following table sets forth our unaudited quarterly statements of operations data for each of the quarters indicated. The unaudited quarterly statements of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair statement of such data. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for any quarter are not necessarily indicative of results to be expected for a full year or any other period. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$33,667	$35,414	$34,744	$45,032	$53,714	$68,568	$62,551	$60,432
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	18,605	17,395	19,060	24,916	33,027	43,826	42,116	37,821
Research and development	13,253	12,314	13,602	14,772	14,936	17,637	25,275	26,564
Sales and marketing	11,189	11,453	11,309	13,721	13,874	12,346	13,758	15,117
General and administrative	11,825	13,710	14,654	14,022	15,342	80,082	43,113	27,709
Depreciation and amortization expense	1,894	1,906	1,868	2,093	2,286	2,509	2,576	2,782
Total costs and operating expenses	56,766	56,778	60,493	69,524	79,465	156,400	126,838	109,993
Loss from operations	(23,099)	(21,364)	(25,749)	(24,492)	(25,751)	(87,832)	(64,287)	(49,561)
Interest income and other income (expense), net	1,584	1,677	1,286	988	847	308	255	222
Loss before benefit (expense) from income taxes and loss from equity method investment	(21,515)	(19,687)	(24,463)	(23,504)	(24,904)	(87,524)	(64,032)	(49,339)
Benefit (expense) from income taxes	—	(370)	392	781	—	(252)	(78)	(309)
Loss from equity method investment	—	—	—	—	(320)	(444)	(486)	(938)
Net loss	(21,515)	(20,057)	(24,071)	(22,723)	(25,224)	(88,220)	(64,596)	(50,586)
Net (loss) income attributable to non- controlling interest	(384)	(444)	(56)	(292)	(843)	(1,562)	(1,515)	(274)
Net loss attributable to American Well Corporation	$(21,131)	$(19,613)	$(24,015)	$(22,431)	$(24,381)	$(86,658)	$(63,081)	$(50,312)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(0.51)	$(0.47)	$(0.57)	$(0.53)	$(0.58)	$(1.99)	$(0.92)	$(0.21)
Weighted-average common shares outstanding, basic and diluted	41,636,972	41,843,957	41,933,597	42,150,956	42,383,251	43,484,313	68,499,106	240,664,561

(1)

Basic and diluted net loss per share attributable to common stockholders are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted per share information.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Years December 31,
	2020	2019	2018
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(112,464)	$(81,892)	$(74,006)
Net cash (used in) provided by investing activities	(66,757)	119,999	(245,933)
Net cash provided by financing activities	983,116	46,639	278,181
Total	$803,895	$84,746	$(41,758)

Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $1,041.6 million as of December 31, 2020, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

In September 2020, we completed our initial public offering, or IPO, and issued and sold 45,681,499 shares of Class A common stock at an offering price of $18.00 per share, including 4,459,277 shares of Class A common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received net proceeds of $767.6 million, after deducting underwriting discounts and commissions of $49.3 million and estimated deferred offering costs of approximately $4.9 million. In conjunction with the IPO we closed on the Google LLC private placement and issued 5,555,555 shares of Class C common stock for proceeds of $99.1 million, net of offering costs of $0.9 million.

Prior to our IPO, the Company funded its operations primarily through private placements of its convertible preferred stock as well as through revenues generated through customer contracts.

As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations of $227.4 million and a net loss of $228.6 million for year ended December 31, 2020 and had an accumulated deficit of $582.4 million as of December 31, 2020.

The Company has no debt as of December 31, 2020 and expects to generate operating losses in future years.

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

Cash Used in Operating Activities

For the year ended December 31, 2020, cash used in operating activities was $112.5 million. The primary driver of this use of cash was our net loss of $228.6 million. The net loss for the year was reflective of the investments made back into the Company (from both a personnel and technology perspective), partially offset by the overall growth of our business including an increase in new clients and expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $134.6 million (primarily stock-based compensation of $118.4 million and depreciation and amortization of $10.2 million).

For the year ended December 31, 2019, cash used in operating activities was $81.9 million. The primary driver of this use of cash was our net loss of $88.4 million. The net loss for the year was reflective of the investments made back into the Company (from both a personnel and technology perspective), partially offset by the overall growth of our business including an increase in new clients and expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $21.0 million (primarily stock-based compensation of $12.1 million and depreciation and amortization of $7.8 million).

For the year ended December 31, 2018, cash used in operating activities was $74.0 million. The primary driver of this use of cash was our net loss of $52.3 million. The cash used for operating activities was primarily driven by the overall growth of our business including an increase in new clients (through organic growth and the Avizia Acquisition) and expansion of business by existing clients. The net loss was partially offset by non-cash charges totaling $15.1 million, which was primarily comprised of stock-based compensation of $7.7 million and depreciation and amortization expense of $5.3 million.

Cash Provided by Investing Activities

Cash used in investing activities was $66.8 million for the year ended December 31, 2020. Cash used in investing activities consisted of $159.6 million in purchases of investments, partially offset by $99.1 million in proceeds from maturities of investments. Further, cash used in investing activities included a $2.9 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic and $3.3 million in the purchases of property and equipment.

Cash provided by investing activities was $120.0 million for the year ended December 31, 2019. Cash provided by investing activities consisted of $246.0 million in proceeds from maturities of investments, partially offset by $78.9 million in purchases of investments. The Company used $45.8 million in connection with the acquisition of Aligned (in addition to Series C stock consideration). Further, cash used in investing activities included $1.3 million in the purchases of property and equipment.

Cash used in investing activities was $245.9 million for the year ended December 31, 2018. Cash used in investing activities consisted of $355.2 million in purchases of investments and $175.6 million in proceeds from the sale of securities. Further, the Company used $64.4 million (in addition to Series C stock consideration) in connection with the acquisition of Avizia and $1.9 million for the purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2020, was $983.1 million. Cash provided by financing activities consisted of $146.0 million of cash proceeds from our issuance of Series C Convertible Preferred Stock, net of issuance costs, $772.9 million of cash proceeds from our IPO, net of underwriting commissions and $99.1 million cash proceeds from the issuance of Class C common stock to Google, LLC in a private placement offering.  These proceeds were offset by cash payments for the purchase of treasury stock of $37.6 million.

Cash provided by financing activities for the year ended December 31, 2019, was $46.6 million. Cash provided by financing activities consisted of $45.8 million of cash proceeds from our issuance of Series C Convertible Preferred Stock, net of issuance costs, and $1.0 million of proceeds from the exercise of employee stock options.

Cash provided by financing activities for the year ended December 31, 2018, was $278.2 million. Cash provided by financing activities consisted of $280.4 million of cash proceeds from our issuance of Series C Convertible Preferred Stock, net of issuance costs, and $0.6 million of proceeds from the exercise of employee stock options. Cash provided by financing activities was partially offset by $2.9 million used to repurchases Series A Convertible Preferred Stock.

Indebtedness & Lines of Credit

In January 2011, the Company entered into a credit agreement (the “Line of Credit”) with a financial institution that provides for maximum borrowings in one or more advances of an amount up to $5.0 million. Borrowings under the Line of Credit accrue interest at the London Interbank Offered Rate plus 1.25%. Borrowings are repayable immediately upon demand by the financial institution. In November 2017, the Line of Credit was amended to increase the maximum borrowings to $7.0 million. As of December 31, 2020, 2019 and 2018, the Company had no outstanding borrowings under the Line of Credit.

During any period that the Line of Credit is in effect, the Company can request the financial institution issue a letter of credit with a maximum maturity not to exceed twelve months. Any letters of credit issued by the financial instrument reduce the maximum borrowings available under the Line of Credit. As of December 31, 2020, the maximum borrowing available to the Company is $5.9 million based on the outstanding letters of credit of $1.1 million that have been issued by the financial institution.

Contractual Obligations and Commitments

The following summarizes our contractual obligations as of December 31, 2020:

	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating Leases	$7,739	$6,497	$1,242	$—	$—
Purchase Obligations	12,177	5,580	6,597
Total	$19,916	$12,077	$7,839	$—	$—

Our existing office and hosting facilities lease agreements provide us with the option to renew and generally provide for rental payments on a graduated basis. Our future operating lease obligations would change if we entered into additional operating lease agreements as we expand our operations and if we exercised the office and hosting facilities lease options. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the transaction. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment evolves.

Changes in estimates are made when circumstances warrant. Such changes in estimates are reflected in the reported results of operations; if material, the effects of changes in estimates are disclosed in the notes to the consolidated financial statements. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, business combinations, goodwill and intangible assets and stock-based compensation.

We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. See Note 2 to our consolidated financial statements appearing at the end of this Annual Report for a description of our other significant accounting policies.

Revenue Recognition

The Company generates revenue from contracts with customers who purchase access to the Company’s hosted telehealth platform which includes access to the Company’s network of medical professionals. The Company also provides implementation and post go-live professional services for its telehealth platform.

Access to the platform, includes the ability for customers to access the AMG network of medical professionals, as well as, in certain cases, support and maintenance and other professional services. The typical contract term is three years. Most of the Company’s contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms.

For customers who purchase access to the Amwell Platform, the Company hosts a dedicated instance of the telehealth platform, white-labeled under the customer’s own name, branding, and with customized workflows and operating choices. Certain implementation services are required in order for the customer to drive its intended benefit. These implementation services generally span several months and are not performed by another entity.

We recognize revenue from contracts with customers using the five-step method described in Note 2 in our consolidated financial statements. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same customer if we determine that the contracts are negotiated as a package with a single commercial objective; the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or the services promised in the contracts are a single performance obligation.

In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our customers. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition; the related contract balances; and our remaining performance obligations. These evaluations require significant judgment that could affect the timing and amount of revenue recognized.

Deferred revenues consist of the unearned portion of billed fees for our enterprise software access fees and related services, which is subsequently recognized as revenue in accordance with our revenue recognition policy. The Company estimates the amount of revenue it expects to recognize during the twelve-month period following the financial statement date which is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill. Transaction costs related to business combinations are expensed as incurred.

Determining the fair value of assets acquired and liabilities assumed and the allocation of the purchase price requires management to use significant judgment and estimates, especially with respect to intangible assets. Critical estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, estimates of future revenue and cash flows, expected long-term market growth, future expected operating expenses, costs of capital and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could last up to one year after the transaction date, all adjustments are recorded in the consolidated statements of operations and comprehensive loss.

Goodwill and Intangible Assets

Amortization of acquired intangible assets is the result of the consolidation of NTN which occurred in 2016, the acquisition of Avizia which occurred in 2018 and the acquisition of Aligned which occurred in 2019. As a result of these transactions, contractor and customer relationships, acquired technology, and trade name were identified as intangible assets, and are amortized over their estimated useful lives.

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually on November 30 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. Our goodwill impairment tests are performed at the enterprise level given our single reporting unit.

The fair value of the reporting unit is estimated using quoted market prices in active markets of our stock and compared to the carrying value. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value with the maximum impairment being equal to the carrying value of goodwill. A charge is reported as impairment of goodwill in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

We measure all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We generally issue stock option awards and restricted stock units with only service-based vesting conditions and record the expense for these awards using the straight-line method. Stock option awards and restricted stock units issued to the co-CEOs prior to the IPO or as a result of the IPO (“IPO RSUS”) are expensed when granted as the requisite future service of the awards is not substantive for accounting purposes.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. The assumptions and estimates are as follows:

•

Fair Value of Class A Common Stock—The absence of an active market for our common stock prior to our IPO required us to estimate the fair value of our common stock. See “—Common Stock Valuations” below.

•

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We determine the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. For stock options granted to non-employees, the expected term equals the remaining contractual term of the option from the vesting date.

•

Expected Volatility—As we had no trading history for our common stock, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry that are either similar in size, stage, or financial leverage, over a period equivalent to the expected term of the awards.

•

Risk-Free Interest Rate—The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.

•	Dividend Yield—The dividend yield assumption is zero, as we have no history of, or plans to make, dividend payments.

The restricted stock units issued to the co-CEOs as a result of the IPO had the fair value estimated using a binomial lattice approach. The main inputs to valuing the IPO RSUs include the fair value of Class A common stock ($9.96 post-split), expected volatility (60%) and the expected date of the IPO (September 30, 2020).

Common Stock Valuations

Prior to the completion of our IPO, the fair value of the common stock underlying our stock awards was determined by our board of directors. The valuations of our common stock prior to the completion of our IPO were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	contemporaneous valuations performed by third-party valuation firms;
•	the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•	the prices of convertible preferred stock sold by us to third-party investors in arms-length transactions;
•	the lack of marketability of our common stock;
•	our actual operating and financial performance;
•	current business conditions and projections;
•	our stage of development;
•	the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business given prevailing market conditions;
•	recent secondary stock transactions;
•	the market performance of comparable publicly-traded companies; and
•	U.S. market conditions.

Following our IPO, we rely on the closing price of our Class A common stock as reported on the date of grant to determine the fair value of our Class A common stock, as shares of our Class A common stock are traded in the public market.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements included elsewhere in this Annual Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.

Emerging Growth Company Status

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $941.6 million, $137.7 million, and $48.0 million as of December 31, 2020, 2019 and 2018, respectively. The Company also held investments totaling $100.0 million, $40.0 million and $208.2 million as of December 31, 2020, 2019 and 2018, respectively. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from customer arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of December 31, 2020 and December 31, 2019, we had one foreign subsidiary. The functional currency of our foreign subsidiary is the U.S. dollar. The Company also has a branch with a functional currency of the New Israeli Shekel, however activity in the New Israeli Shekel is not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K, which financial statements are incorporated by reference in response to this Item 8. An index of those financial statements is found in “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

Based on this evaluation, our principal executive officers and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, as further described below.

Material Weaknesses in Internal Control over Financial Reporting

As of December 31, 2020, we concluded that certain material weaknesses in our internal control over financial reporting were still present. The material weaknesses present were as follows: We did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements. This material weakness contributed to the following material weaknesses:

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

Remediation Plans

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. Specifically, we have undertaken the following remedial actions:

•

hired additional full-time accounting resources with appropriate levels of accounting knowledge and experience, including a Chief Financial Officer in the second half of 2018, a Vice President of Accounting, Vice President of FP&A and Director of Revenue in the first half of 2019;

•

reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;

•	migrated to a new accounting enterprise resource planning (“ERP”) system that better meets the needs of our business; and
•

in the fourth quarter of 2020, designed and implemented controls and continued to refine processes to validate all terms of the revenue transactions were properly considered when determining revenue recognition and that all revenue transactions were subject to thorough review from individuals with the appropriate mix of expertise and oversight to ensure accurate presentation.

We have made significant progress towards remediating the material weaknesses and will continue to review, revise, and improve the effectiveness of our internal controls as appropriate Although we have made significant enhancements to our control procedures, these material weaknesses will not be considered remediated until our controls are operational for a sufficient period of time, tested, and management concludes that these controls are operating effectively.

Remediation of Previously-Identified Material Weakness in Internal Control over Financial Reporting

We previously identified and disclosed in the audited financial statements as of and for the period ended December 31, 2019 included in the Registration Statement on Form S-1 filed August 24, 2020 as well as in our Quarterly Report on Form 10-Q for the interim period ended September 30, 2020, a material weakness in our internal control over financial reporting relating to the following:

•

We did not design or maintain the appropriate controls to review the work of the third party used to assist management in the accounting for taxes, including both income taxes and non-income based taxes.

Our management, with the oversight from our audit committee, has completed the following remediation steps to address the previously disclosed material weakness:

•

implemented controls to provide for a robust review of the accounting for taxes including the work prepared by the third party as well as identification of changes to tax regulation to ensure all tax regulation changes that impact the Company are being evaluated timely and properly;

•

reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review; and

•

hired additional full-time accounting resources with appropriate levels of accounting knowledge and experience, including a Vice President of Accounting, in the first half of 2019 and a Director of Tax in January 2021.

As a result of the completion of these actions, and the results of our testing over the design and operating effectiveness of the newly designed and implemented controls, our remediation efforts have been successful and that the previously-identified material weakness related to the accounting  taxes has been remediated as of December 31, 2020.

Changes in Internal Control over Financial Reporting

Other than as discussed above under the heading "Remediation Plans", there have been no other changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, for so long as we qualify as an emerging growth company as defined under the JOBS Act, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Item 9B. Other Information.

On March 24, 2021, American Well Corporation (the “Company”) entered into an Amended and Restated Employment Agreement (the “Agreement”) with its Chief Financial Officer, Keith Anderson. The Agreement amends the provision of Mr. Anderson’s equity award related to severance entitlement upon a termination of employment by him for “good reason” (the definition of which has also been amended and is defined in the Agreement) to provide that under certain specified good reason termination scenarios, Mr. Anderson will be entitled (subject to his execution and non-revocation of a release of claims) to have his unvested equity awards vest in full and immediately settled in shares of the Company’s common stock (with any performance goals to be deemed achieved at target). The Agreement has been approved by the compensation committee of the Company’s board of directors.

The foregoing description of the Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.38 hereto and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)

Consolidated Financial Statements. For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.

(2)

Consolidated Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporation by Reference
		Form	File Number	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger and Reorganization by and among American Well Corporation, Apollo Subsidiary Corporation, Apollo Subsidiary LLC, Avizia, Inc., dated April 29, 2018	S-1	333-248309	2.1	August 24, 2020

2.2	First Amendment to Agreement and Plan of Merger and Reorganization by and among American Well Corporation, Apollo Subsidiary Corporation, Apollo Subsidiary LLC, Avizia, Inc., dated June 13, 2018	S-1	333-248309	2.2	August 24, 2020

3.1	Amended and Restated Certificate of Incorporation	S-1	333-248309	3.1	August 24, 2020

3.2	By-Laws	S-1	333-248309	3.2	August 24, 2020

4.1	Form of Common Stock Certificate	S-1	333-248309	4.1	August 24, 2020

4.2	Second Amended and Restated Investors’ Rights Agreement, dated October 8, 2010	S-1	333-248309	4.2	August 24, 2020

4.3	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated November 1, 2016	S-1	333-248309	4.3	August 24, 2020

4.4	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated May 29, 2018	S-1	333-248309	4.4	August 24, 2020

4.5	Amendment No. 3 to Second Amended and Restated Investors’ Rights Agreement, dated September 5, 2019	S-1	333-248309	4.5	August 24, 2020

4.6	Amendment No. 5 and Joinder to Second Amended and Restated Investors’ Rights Agreement, dated September 21, 2020	8-K	001-39515	10.1	September 22, 2020

4.7*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1#	2020 Equity Incentive Plan	S-1	333-248309	10.5	August 24, 2020

10.2†	Amended and Restated Vendor Agreement, dated December 23, 2014, by and among American Well Corporation and Anthem Inc.	S-1	333-248309	10.6	August 24, 2020

10.3†	Amendment No. 1 to the Amended and Restated Vendor Agreement, dated September 30, 2015, by and among American Well Corporation and Anthem Inc.	S-1	333-248309	10.7	August 24, 2020

10.4†	Amendment No. 2 to the Amended and Restated Vendor Agreement, dated December 5, 2016, by and among American Well Corporation, Health Management Corporation dba LiveHealth Online and Anthem Inc.	S-1	333-248309	10.8	August 24, 2020

10.5†	Amendment No. 3 to the Amended and Restated Vendor Agreement, dated October 31, 2017, by and among American Well Corporation and Health Management Corporation dba LiveHealth Online	S-1	333-248309	10.9	August 24, 2020

10.6†	Amendment No. 4 to the Amended and Restated Vendor Agreement, dated February 2018, by and among American Well Corporation and Health Management Corporation dba LiveHealth Online	S-1	333-248309	10.10	August 24, 2020

10.7	Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated December 20, 2012, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.11	August 24, 2020

10.8	Amendment No. 1 to the Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated January 1, 2016, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.12	August 24, 2020

10.9†	Provider Agreement, dated February 25, 2013, by and among Anthem Insurance Companies, Inc. and Online Care Network, P.C.	S-1	333-248309	10.13	August 24, 2020

10.10†	Amendment to Provider Agreement, dated December 21, 2018, by and among Anthem Insurance Companies, Inc. and Online Care Group P.C.	S-1	333-248309	10.14	August 24, 2020

10.11	Provider Agreement, dated February 25, 2013, by and among Blue Cross of California and Online Care Network, P.C.	S-1	333-248309	10.15	August 24, 2020

10.12†	Amendment to Provider Agreement, dated December 21, 2018, by and among Blue Cross of California and Online Care Group P.C.	S-1	333-248309	10.16	August 24, 2020

10.13	Transfer Agreement, dated January 1, 2019, by and among Anthem Insurance Companies, Inc. and American Well Corporation	S-1	333-248309	10.17	August 24, 2020

10.14†	Amendment No.5 to the Amended and Restated Vendor Agreement, dated December 31, 2018, by and among American Well Corporation and health Management Corporation dba LiveHealth Online	S-1	333-248309	10.18	August 24, 2020

10.15	Form of Indemnification Agreement	S-1	333-248309	10.19	August 24, 2020

10.16#	Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.20	August 24, 2020

10.17#	Employment Agreement between American Well Corporation and Roy Schoenberg, dated June 18, 2020	S-1	333-248309	10.21	August 24, 2020

10.18#	Offer Letter for Keith W. Anderson, dated August 8, 2018	S-1	333-248309	10.22	August 24, 2020

10.19#	2020 Employee Stock Purchase Plan	S-1	333-248309	10.23	August 24, 2020

10.20#	Restricted Stock Unit Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.24	August 24, 2020

10.21#	Restricted Stock Unit Agreement between American Well Corporation and Roy Schoenberg, dated June 18, 2020	S-1	333-248309	10.25	August 24, 2020

10.22†	Business Support Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and Online Care Network P.C. and, as to certain sections, Peter Antall, M.D.	S-1	333-248309	10.26	August 24, 2020

10.23	Amendment No. 6 to the Business Support Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and Online Care Network P.C.	S-1	333-248309	10.27	August 24, 2020

10.24†	Business Support Subcontractor Services Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.28	August 24, 2020

10.25	Amendment No. 4 to the Business Support Subcontractor Services Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.29	August 24, 2020

10.26	Stock Purchase Agreement, dated August 22, 2020, by and among American Well Corporation and Google LLC	S-1	333-248309	10.33	August 24, 2020

10.27#§	Employment Agreement between American Well Corporation and Kurt Knight, dated August 26, 2020	S-1	333-248309	10.34	August 24, 2020

10.28#§	Employment Agreement between American Well Corporation and Keith Anderson, dated September 7, 2020	S-1	333-248309	10.35	August 24, 2020

10.29#§	Employment Agreement between American Well Corporation and Phyllis Gotlib, dated January 1, 2018	S-1	333-252047	10.29	January 12, 2021

10.36#*	Non-Employee Director Compensation Policy

10.37#*	2020 Employee Stock Purchase Plan Sub-Plan for Israeli Participants

10.38#§*	Amended & Restated Employment Agreement between American Well Corporation and Keith Anderson, dated March 24, 2021

21.1	Subsidiaries	S-1	333-248309	21.1	August 24, 2020

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officers Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates a management contract or compensatory plan
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6) and Item 601(b)(10).
§	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Well Corporation

Date: March 26, 2021	By:	/s/ Ido Schoenberg, MD
Ido Schoenberg
Co-Chief Executive Officer

Date: March 26, 2021	By:	/s/ Roy Schoenberg, MD, MPH
Roy Schoenberg
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ido Schoenberg, MD	Co-Chief Executive Officer (principal executive officer)	March 26, 2021
Ido Schoenberg

/s/ Roy Schoenberg, MD, MPH	Co-Chief Executive Officer (principal executive officer)	March 26, 2021
Roy Schoenberg

/s/ Keith Anderson	Chief Financial Officer (principal financial officer)	March 26, 2021
Keith Anderson

/s/ Paul McNeice	Vice President of Accounting (principal accounting officer)	March 26, 2021
Paul McNeice

/s/ Deval Patrick	Director	March 26, 2021
Deval Patrick

/s/ Brendan O’Grady	Director	March 26, 2021
Brendan O’Grady

/s/ Stephen Schlegel	Director	March 26, 2021
Stephen Schlegel

/s/ Dr. Peter Slavin	Director	March 26, 2021
Dr. Peter Slavin

/s/ Dr. Nazim Cetin	Director	March 26, 2021
Dr. Nazim Cetin

/s/ Derek Ross	Director	March 26, 2021
Derek Ross

/s/ Dr. Toby Cosgrove	Director	March 26, 2021
Toby Cosgrove

/s/ Deborah Jackson	Director	March 26, 2021
Deborah Jackson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Well Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Well Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2021

We have served as the Company’s auditor since 2016.

AMERICAN WELL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$941,616	$137,673
Investments	99,963	39,953
Restricted cash	1,095	—
Accounts receivable ($12,053 and $2,601, from related parties and net of allowances of $1,556 and $686, respectively)	45,296	32,730
Inventories	9,128	3,104
Deferred contract acquisition costs	2,134	1,130
Prepaid expenses and other current assets	14,055	8,937
Total current assets	1,113,287	223,527
Restricted cash	—	1,143
Property and equipment, net	3,836	2,664
Goodwill	193,877	193,877
Intangibles assets, net	55,528	63,535
Operating lease right-of-use asset	6,609	11,944
Deferred contract acquisition costs, net of current portion	1,327	1,639
Other assets	1,430	1,552
Investment in minority owned joint venture	752	—
Total assets	$1,376,646	$499,881
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,797	$6,504
Accrued expenses and other current liabilities	42,135	27,351
Operating lease liability, current	6,357	6,232
Deferred revenue ($14,421 and $12,912 from related parties, respectively)	66,693	66,490
Total current liabilities	120,982	106,577
Other long-term liabilities	64	309
Operating lease liability, net of current portion	1,296	7,164
Deferred revenue, net of current portion ($486 and $1,385 from related parties, respectively)	8,107	10,896
Total liabilities	130,449	124,946
Commitments and contingencies (Note 16)
Convertible preferred stock, $0.01 par value; no shares authorized, issued or outstanding as of December 31, 2020 and 17,744,445 shares authorized 14,061,508 shares issued and 14,012,935 shares outstanding as of December 31, 2019; aggregate liquidation preference of $0 and $608,449, respectively	—	655,799
Stockholders’ deficit:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2020, and no shares authorized, issued or outstanding as of December 31, 2019	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 201,488,097 shares issued and 200,751,168 shares outstanding, 100,000,000 Class B shares authorized, 30,427,128 shares issued and 29,297,382 shares outstanding, 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of December 31, 2020; and 220,000,000 common stock shares authorized, 42,338,679 shares issued and 42,302,845 shares outstanding as of December 31, 2019	2,357	423
Treasury stock, 1,866,675 shares and 35,834 shares as of December 31, 2020 and as of December 31, 2019, respectively	(37,568)	(158)
Additional paid-in capital	1,841,405	50,289
Accumulated other comprehensive income	297	250
Accumulated deficit	(582,359)	(357,927)
Total American Well Corporation stockholders’ equity (deficit)	1,224,132	(307,123)
Non-controlling interest	22,065	26,259
Total stockholders’ equity (deficit)	1,246,197	(280,864)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,376,646	$499,881

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenue
($60,839, $36,411 and $41,134 from related parties, respectively)	$245,265	$148,857	$113,955
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	156,790	79,976	58,612
Research and development	84,412	53,941	36,273
Sales and marketing	55,095	47,672	31,629
General and administrative	166,246	54,211	37,217
Depreciation and amortization expense	10,153	7,761	5,330
Total costs and operating expenses	472,696	243,561	169,061
Loss from operations	(227,431)	(94,704)	(55,106)
Interest income and other income (expense), net	1,632	5,535	2,794
Loss before benefit (expense) from income taxes and loss from equity method investment	(225,799)	(89,169)	(52,312)
Benefit (expense) from income taxes	(639)	803	—
Loss from equity method investment	(2,188)	—	—
Net loss	(228,626)	(88,366)	(52,312)
Net income (loss) attributable to non-controlling interest	(4,194)	(1,176)	362
Net loss attributable to American Well Corporation	$(224,432)	$(87,190)	$(52,674)
Net loss per share attributable to common stockholders, basic and diluted	$(2.27)	$(2.12)	$(1.30)
Weighted-average common shares outstanding, basic and diluted	99,044,312	41,138,798	40,583,826
Net loss	$(228,626)	$(88,366)	$(52,312)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(365)	(874)	1,324
Foreign currency translation	412	(227)	27
Comprehensive loss	(228,579)	(89,467)	(50,961)
Less: Comprehensive income (loss) attributable to non-controlling interest	(4,194)	(1,176)	362
Comprehensive loss attributable to American Well Corporation	$(224,385)	$(88,291)	$(51,323)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Deficit	Interest	(Deficit)
Balances as of January 1, 2018	7,449,140	$225,631	40,269,455	403	$—	28,834	$—	$(218,063)	$(188,826)	$27,073	$(161,753)
Issuance of Series C convertible preferred stock, net of issuance costs of $6,274	4,411,048	280,444	—	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in connection with Avizia acquisition	1,115,934	72,536	—	—	—	—	—	—	—	—	—
Repurchase of Series A convertible preferred stock, net of purchase costs of $20	(48,573)	(2,898)	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	683,252	7	—	624	—	—	631	—	631
Vesting of restricted stock units	—	—	440,915	4	—	—	—	—	4	—	4
Stock-based compensation expense	—	—	—	—	—	7,669	—	—	7,669	—	7,669
Currency translation adjustment	—	—	—	—	—	—	27	—	27	—	27
Unrealized gains on available-for -sale securities, net of tax	—	—	—	—	—	—	1,324	—	1,324	—	1,324
Net loss	—	—	—	—	—	—	—	(52,674)	(52,674)	362	(52,312)
Balances as of December 31, 2018	12,927,549	$575,713	41,393,622	414	$—	$37,127	$1,351	$(270,737)	$(231,845)	$27,435	$(204,410)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Deficit	Interest	Deficit
Issuance of Series C convertible preferred stock, net of issuance costs of $1,318	628,719	45,836	—	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in connection with Aligned acquisition	456,667	34,250	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	651,120	7	—	1,027	—	—	1,034	—	1,034
Vesting of restricted stock units	—	—	293,937	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	12,135	—	—	12,135	—	12,135
Treasury stock	—	—	(35,834)	—	(158)	—	—	—	(158)	—	(158)
Currency translation adjustment	—	—	—	—	—	—	(227)	—	(227)	—	(227)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(874)	—	(874)	—	(874)
Net loss	—	—	—	—	—	—	—	(87,190)	(87,190)	(1,176)	(88,366)
Balances as of December 31, 2019	14,012,935	655,799	42,302,845	423	(158)	$50,289	$250	$(357,927)	$(307,123)	$26,259	$(280,864)
Issuance of Series C convertible preferred stock, net of issuance costs of $1,011	1,512,750	146,014	—	—	—	—	—	—	—	—	—
Treasury stock	—	—	(61,600)	—	(163)	—	—	—	(163)	—	(163)
Retirement of treasury stock	—	—	—	—	158	(158)	—	—	—	—	—
Exercise of common stock options	—	—	2,296,899	23	—	5,889	—	—	5,912	—	5,912
Vesting of restricted stock units	—	—	5,008,080	50	—	(50)	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1,805,073)	(18)	(37,405)	18	—	—	(37,405)	—	(37,405)
Conversion of Series A, Series B, and Series C convertible preferred stock	(15,525,685)	(801,813)	136,625,900	1,366	—	800,447	—	—	801,813	—	801,813
Issuance of common stock in connection with initial public offering, net of offering costs and underwriting discounts of $54,242	—	—	45,681,499	457	—	767,568	—	—	768,025	—	768,025
Issuance of common stock in connection with Google Private Placement, net of issuance costs of $900	—	—	5,555,555	56	—	99,044	—	—	99,100	—	99,100
Stock-based compensation expense	—	—	—	—	—	118,358	—	—	118,358	—	118,358
Currency translation adjustment	—	—	—	—	—	—	412	—	412	—	412
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(365)	—	(365)	—	(365)
Net loss	—	—	—	—	—	—	—	(224,432)	(224,432)	(4,194)	(228,626)
Balances as of December 31, 2020	—	$—	235,604,105	$2,357	$(37,568)	$1,841,405	$297	$(582,359)	$1,224,132	$22,065	$1,246,197

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(228,626)	$(88,366)	$(52,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	10,153	7,761	5,330
Provisions for doubtful accounts	1,646	717	211
Amortization of deferred contract acquisition costs	1,410	1,062	746
Amortization of deferred contract fulfillment costs	852	707	574
Deferred rent amortization	—	—	(126)
Stock-based compensation expense	118,358	12,135	7,669
Loss on equity method investment	2,188	—	—
Write-off of obsolete inventory	—	—	673
Deferred income taxes	—	(1,388)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(14,212)	803	(19,471)
Inventories	(6,024)	(592)	1,569
Deferred contract acquisition costs	(2,102)	(1,217)	(1,198)
Prepaid expenses and other current assets	(5,990)	(2,698)	(2,913)
Other assets	122	(977)	(213)
Accounts payable	(707)	1,158	(787)
Accrued expenses and other current liabilities	12,887	5,851	2,733
Other long-term liabilities	(245)	(699)	481
Deferred revenue	(2,174)	(16,149)	(16,972)
Net cash used in operating activities	(112,464)	(81,892)	(74,006)
Cash flows from investing activities:
Purchases of property and equipment	(3,318)	(1,338)	(1,911)
Investment in less than majority owned joint venture	(2,940)	—	—
Purchases of investments	(159,608)	(78,946)	(355,242)
Proceeds from sales and maturities of investments	99,109	246,033	175,601
Acquisition of business, net of cash acquired	—	(45,750)	(64,381)
Net cash (used in) provided by investing activities	(66,757)	119,999	(245,933)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	146,014	45,761	280,444
Proceeds from exercise of common stock options	5,932	1,036	635
Payments for the purchase of treasury stock	(37,568)	(158)	—
Proceeds from issuance of common stock in initial public offering, net of underwriting costs and commissions	772,931	—	—
Proceeds from the issuance of common stock to Google	99,100	—	—
Payment of deferred offering costs	(3,293)	—	—
Repurchase of Series A convertible preferred stock, net of costs	—	—	(2,898)
Net cash provided by financing activities	983,116	46,639	278,181
Net (decrease) increase in cash, cash equivalents, and restricted cash	803,895	84,746	(41,758)
Cash, cash equivalents, and restricted cash at beginning of period	138,816	54,070	95,828
Cash, cash equivalents, and restricted cash at end of period	$942,711	$138,816	$54,070
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	941,616	137,673	47,975
Restricted cash	1,095	1,143	6,095
Total cash, cash equivalents, and restricted cash at end of period	$942,711	$138,816	$54,070
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$713	$193	$—
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accrued expenses and accounts payable	$—	$—	$176
Series C preferred stock issued in connection with Avizia acquisition	$—	$—	$72,536
Series C preferred stock issued in connection with Aligned acquisition	$—	$34,250	$—
Unsettled issuance of Series C preferred stock	$—	$75	$—
Common stock issuance costs in accrued expenses	$1,613	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

Initial Public Offering

On September 21, 2020, the Company closed on its initial public offering (the “IPO”) in which the Company issued and sold 45,681,499 shares of Class A common stock, including the exercise of an underwriter option to purchase additional shares, at an issuance price of $18.00 per share. The Company received net proceeds of $767,568 after deducting underwriting discounts and commissions of $49,336 as well as other offering costs of $4,906. Upon the closing of the IPO, the Company’s then-outstanding convertible preferred stock converted into an aggregate of 136,625,900 shares of Class A common stock.

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

Stock Split

On August 28, 2020 the Company effected an 8.8-for-1.0 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s then outstanding convertible preferred stock (see Note 15). The corresponding number of shares and exercise prices related to stock options and RSUs were also adjusted. The impact of the stock split has been applied retrospectively to all periods presented.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2020, the Company has primarily funded its operations with proceeds from the initial public offering, the sales of convertible preferred stock and revenue from customers who purchase access to the Company’s telehealth platform. On September 21, 2020 the Company closed on the IPO raising $822,267 in gross proceeds. On September 21, 2020 the Company closed on a private placement with Google raising $100,000 in gross proceeds. Since inception, the Company has incurred recurring losses. As of December 31, 2020, the Company had an accumulated deficit of $582,359. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of American Well Corporation, its wholly-owned subsidiaries, those of professional corporations, which represent variable interest entities in which American Well has an interest and is the primary beneficiary (“PC”) (see Note 4) and National Telehealth Network (“NTN”), an entity in which American Well controls fifty percent or more of the voting shares (see Note 5). Intercompany accounts and transactions have been eliminated in consolidation.

For consolidated entities where American Well owns or is exposed to less than 100% of the economics, the net income (loss) attributable to noncontrolling interests is recorded in the consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in each entity by the respective non-controlling party. The noncontrolling interests are presented as a separate component of stockholders’ deficit in the consolidated balance sheets.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the estimated customer relationship period that is used in the amortization of deferred contract acquisition costs, the valuation of assets and liabilities acquired in business combinations, the useful lives of intangible assets and property and equipment and the valuation of common stock. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency of each subsidiary based on the currency of the primary economic environment in which each subsidiary operates. Items included in the financial statements of such subsidiaries are measured using that functional currency.

For substantially all of the Company’s subsidiaries the functional currency is the U.S. dollar. Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in interest income and other income (expense), net in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2020, 2019 and 2018, the Company’s gains or losses from foreign currency remeasurement and settlements were not material.

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

Variable Interest Entities

The Company evaluates its ownership, contractual and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex and involve judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

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

As of December 31, 2020, one customer accounted for 19% of outstanding accounts receivable. As of December 31, 2019, no customer accounted for 10% or greater of outstanding accounts receivable. For the years ended December 31, 2020 and 2019, sales to one related party customer represented 22% and 23% of the Company’s total revenue, respectively. For the year ended December 31, 2018, sales to two related party customers represented 21% and 13% of the Company’s total revenue.

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2020 and December 31, 2019, the Company maintained letters of credit totaling $1,095 and $1,143, respectively, for the benefit of the landlord of its leased property and performance surety bonds. The Company has classified $1,095 and $0 as current as of December 31, 2020 and 2019, respectively, and $0 and $1,143 as non-current on its consolidated balance sheet as of December 31, 2020 and 2019, respectively.

Investments

The Company’s investments are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in total stockholders’ equity (deficit). The Company has classified its available-for-sale investments as current assets on the consolidated balance sheet as these investments generally consist of highly marketable securities that are identified to be available to meet near-term cash requirements.

Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of interest income and other income (expense), net in the consolidated statements of operations and comprehensive loss.

The Company periodically evaluates its investments for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment through a charge to the consolidated statement of operations and other comprehensive income (loss). No such adjustments were necessary during the periods presented.

As of December 31, 2020 and 2019, there were no investments that had been in a continuous loss position for more than 12 months.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts billed currently due from customers. Accounts receivable are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible. In determining the amount of the allowance at each reporting date, the Company makes judgments about general economic conditions, historical write-off experience and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for doubtful accounts are recorded as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Inventories

The Company values all of its inventories, which consist primarily of raw material hardware components, at the lower of cost or net realizable value on a first-in, first-out basis (“FIFO”). Write-offs of potentially slow moving or damaged inventory are recorded through specific identification of obsolete or damaged material.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the useful life of the assets. Computer equipment is depreciated over three to four years. Computer software, furniture and fixtures and office equipment are depreciated over three years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred. When assets are sold or retired, the cost and related accumulated depreciation or amortization are removed from the accounts, with any resulting gain or loss recorded in the consolidated statements of operations and comprehensive loss.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured and recognized at fair value as of the acquisition date and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill. Transaction costs related to business combinations are expensed as incurred in general and administrative expense in the consolidated statement of operations and comprehensive loss.

Determining the fair value of assets acquired and liabilities assumed, and the allocation of the purchase price requires management to use judgment and estimates, especially with respect to intangible assets. Critical estimates in valuing certain identifiable assets include, but are not limited to, estimates of future revenue and cash flows, expected long-term market growth, future expected operating expenses, and appropriate discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could last up to one year after the transaction date, all adjustments are recorded in the consolidated statements of operations and comprehensive loss.

Goodwill

The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually on November 30 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company’s goodwill impairment tests are performed at the enterprise level given the Company’s single reporting unit. The Company’s goodwill impairment analysis first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude it is more likely than not that the fair value of the reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. The fair value of the reporting unit is estimated using quoted market prices in active markets of the Company’s stock. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied the fair value.

The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods in the consolidated financial statements.

 Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Finite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. To date, the Company has not recorded any impairment losses on long-lived assets. No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2020 and 2019.

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

During the year ended December 31, 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. In February 2021 the Company made a capital contribution of $2,548 related to a portion of the phase one capital commitment.   For the year ended December 31, 2020, the Company recognized a loss of $2,188 as its proportionate share of the joint ventures results of operations. Accordingly, the carrying value of the equity method investment as of December 31, 2020 was $752.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statement of operations and comprehensive loss. For the years ended December 31, 2020, 2019 and 2018, the Company’s advertising expenses were $3,860, $6,107 and $2,453, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Internal-Use Software

The Company evaluates development costs incurred in connection with its internal-use software for capitalization. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Capitalized internal-use software development costs are amortized using the straight-line method over an estimated useful life of three years. Such amortization expense for internal-use software is classified as cost of revenues in the consolidated statements of operations and comprehensive loss. Capitalized internal-use software costs were not material to the Company’s consolidated financial statements during the years ended December 31, 2020 and 2019.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options and restricted stock units (“RSU’s”) to employees with only service-based vesting conditions and records the expense for these awards using the straight-line method. Stock option awards and restricted stock units issued to the co-CEOs prior to the IPO or as a result of the IPO (“IPO RSUs”) are expensed when granted as the requisite future service of the awards is not substantive for accounting purposes.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award’s recipient’s payroll costs are classified.

The Company recognizes compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to stock-based compensation expense in future periods.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The restricted stock units issued to the co-CEOs as a result of the IPO had the fair value estimated using a binomial lattice approach. The Company historically had been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Deferred Contract Acquisition Costs

The Company capitalizes sales commissions and certain parts of the Company bonus that are incremental to the acquisition of customer contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans if the commissions are in fact incremental and would not have occurred absent the customer contract.

Sales commissions paid upon the initial acquisition of a contract are amortized over an estimated period of benefit of five years. No sales commissions are paid on customer renewals. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The Company determined the period of benefit for commissions paid for the acquisition of initial contracts by taking into consideration the commitment term of the customer contract, the nature of the Company’s technology development life cycle, and an estimated customer relationship period. Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

The Company reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs. There were no impairment losses recorded during the periods presented.

Deferred Contract Fulfillment Costs

The Company capitalizes costs to fulfill contracts with customers in “Prepaid expenses and other current assets” and “Other assets” on its consolidated balance sheet. The Company amortizes these costs to cost of revenue in the consolidated statement of operations and comprehensive loss consistent with the revenue recognition of the performance obligations in the associated contracts. The Company assesses these costs for impairment at the end of each reporting period. There were no impairment losses recorded during the periods presented.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income, and to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. The potential for recovery of deferred tax assets is evaluated by considering taxable income in carryback years, existing taxable temporary differences, prudent and feasible tax planning strategies and estimating the future taxable profits.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Net Loss per Share

The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income or loss available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income or losses for the period had been distributed.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net losses attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but contractually does not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018.

Revenue Recognition

Platform subscription

The Company generates revenue primarily from contracts with customers who purchase subscriptions to access to the Company’s hosted telehealth platform which includes access to the Company’s affiliated medical group.

The Company’s customers do not have the right to take possession of the Company’s software operating its telehealth platform at any time. Instead, customers are granted access to the Company’s platform over the contractual period. Access to the platform, including the stand ready obligation to provide access to the affiliated medical group, represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the customer over the contract term. The typical contract term is three years. Most of the Company’s contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms.

For customers who purchase access to the enterprise telehealth platform (the “Amwell Platform”), the Company hosts a dedicated instance of the telehealth platform, white-labeled under the customer’s own name, branding, and with customized workflows and operating choices. The implementation services for the Amwell Platform are not distinct within the context of the contract because the Company’s promise to perform the implementation services are not separately identifiable from the access to the Amwell Platform. The implementation services, which customize the customer’s Amwell Platform, are integral to the customer’s ability to derive its intended benefit from the Amwell Platform. The development and implementation services generally span several months and cannot be performed by another entity. Therefore, access to the Amwell Platform and the implementation services are bundled together and represent a single performance obligation. The fixed consideration related to the single performance obligation is generally recognized on a straight-line basis over the contract term beginning on the date access to the Amwell Platform is provided. The Company uses a time-elapsed method to measure progress because the Company transfers control evenly over the contractual period.

Customers can also purchase access to the Company’s co-branded telehealth practice hosted on the Company’s shared services platform (the “Amwell Practice”). The implementation services for the Amwell Practice do not significantly modify or customize the Amwell Practice, typically occur over a few days, and can be performed by other entities. Therefore, access to the Amwell Practice and the implementation services are separate outputs promised by the Company and represent two distinct performance obligations.

Customers may be billed prior to the related goods or services being transferred to the customer. In determining the transaction price, the Company adjusts the promised amount of consideration for a significant financing component if the timing of payments agreed to by the parties in the contract provide the customer a significant benefit of financing.  The Company has applied the practical expedient and recognizes the promised amount of consideration without adjusting for the effects of a significant financing component if the Company expects, at contract inception, that the period between the transfer of goods or services to the customer when the customer pays for that good or service will be one year or less. As of December 31, 2020, the effect of the financing component is not significant and does not materially change the amount of revenue that would be recognized under a contract.

The total fixed consideration is allocated to each distinct performance obligation based on standalone selling price (“SSP”) which reflects the amount that the Company charges for each performance obligation if it was sold separately in a standalone sale. The fixed consideration to access the Amwell Practice is recognized on a straight-line basis over the contract term beginning on the date access to the Amwell Practice is provided. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. The fixed consideration related to the implementation services is recognized as the services are performed.

In addition to the fixed consideration received from the Amwell Platform and Amwell Practice, the Company can also receive variable consideration based on the number of members serviced (that is, a stated fee per member per month). The Company allocates the per member per month variable consideration to the month that the fee is earned, correlating with the amount of services it is providing, which is consistent with the allocation objective of the series guidance. Revenue recognized from the per member per month variable consideration does not represent a significant portion of total revenue for the years ended December 31, 2020, 2019 and 2018.

Some contracts with customers contain a renewal option which allows the customer to continue access to the Company’s hosted telehealth platform for a stated price after the initial contractual term has ended. These renewal options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced at or above the price for the same service that the Company offers to similar customers and, as such, would not result in a separate performance obligation.

Visits

The Company also generates revenue when either the Amwell Platform or the Amwell Practice is utilized to conduct a medical visit. In the event of a visit, the fee that is earned upon completion of the visit is allocated to the specific day of performance, as the visit fee meets the criteria to allocate variable consideration to a distinct service within a series of distinct services that comprise the single performance obligation. Therefore, visit fees are recognized when the visits are completed, and the Company has delivered on its stand-ready obligation to provide access to the medical professional.

In addition, customers can visit with the Company’s affiliated medical group without purchasing access to an Amwell Platform or Amwell Practice. These direct-to-consumer telehealth visits are available through the Company’s website where customers can conduct a visit with the Company’s affiliated medical group for a fixed fee. The Company’s affiliated medical group is responsible for fulfilling the promise to the customer to perform the medical visit. The Company has discretion in establishing the price for the visit, is responsible for the resolution of any customer issues, and is exposed to credit risk for the receivable due from the customer. Therefore, the Company recognizes the visit fee on a gross basis upon completion of the visit.

Other

Other revenue primarily represents professional services associated with the Company’s hosted telehealth platform. After implementation of the hosted telehealth platform has been completed, some customers purchase other professional services, which are designed to help customers enhance their ability to use the Company’s telehealth platform. For the majority of arrangements, the Company prices these professional services on a time and material basis, has standalone selling price for these services, and recognizes revenue as services are performed. Other revenue also includes sale of hardware products, such as the Company’s telehealth carts and kiosks. Revenue from the sale of hardware products to customers is recognized upon the transfer of control, which occurs upon shipment of the product.

Deferred Revenue

Deferred revenue includes amounts collected or billed in excess of revenue recognized. Deferred revenue is recognized as revenue as the related performance obligations are satisfied. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as a current liability and the remaining portion is recorded as a noncurrent liability on the consolidated balance sheet.

Leases

Accounting under ASC 840

The Company leases its corporate headquarters under noncancelable lease agreements which are accounted for as operating leases. Rent expense is recorded on a straight-line basis over the lease term. Certain of the operating lease agreements contain rent holidays and rent escalation provisions. For these leases, the Company recognizes the related rent expense on a straight-line basis over the lease term. The difference between cash rent payments and the recognition of straight-line rent expense is recorded as deferred rent and amortized over the lease term. The Company records deferred rent in accrued expenses on the consolidated balance sheets.

Accounting under ASC 842

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Leases (“ASC 840”). The Company adopted ASC 842, Leases (“ASC 842”), effective January 1, 2019 using the modified retrospective transition method. Under this method, financial statements for reporting periods after adoption are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods.

In accordance with ASC 842, the Company determines at the inception of a contract if such arrangement is or contains a lease. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term.

The Company’s contracts may contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. Subsequent to the Company’s adoption of ASC 842 as of January 1, 2019, the Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

 Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of future lease payments over the expected lease term. The Company determines the present value of future lease payments by using its estimated secured incremental borrowing rate for that lease term as the interest rate implicit in the lease is not readily determinable. The Company estimates its secured incremental borrowing rate for each lease based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term.

Certain of the Company’s leases include options to extend or terminate the lease. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that renewal options or early-termination provisions, if any, are exercised, unless it is reasonably certain that the Company will exercise such options.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it is (i) no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheets for all leases with accounting lease terms of greater than 12 months regardless of whether it is an operating or finance lease and (ii) lease expense in its statement of operations for operating leases and amortization and interest expense in its statement of operations for finance leases. Leases with a term of 12 months or less may be accounted for similar to prior guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For public entities, ASU 2016-02 was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For non-public entities, this guidance is effective for annual periods beginning after December 15, 2020. Early adoption is permitted.

The Company adopted ASC 842 effective January 1, 2019, using the modified retrospective transition method. The transition method allows entities to apply the transition requirements at the effective date rather than at the beginning of the earliest comparative period presented. Accordingly, the Company did not restate the comparative period and its reporting for the comparative period is presented in accordance with ASC 840. Upon its adoption of ASC 842, the Company elected to apply the package of practical expedients permitted under the transition guidance to its entire lease portfolio as of January 1, 2019. As a result, the Company was not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) whether the initial direct costs for any existing leases met the new definition of initial direct costs at the initial application date. In connection with the adoption of ASC 842, the Company recorded an impact of $17,022 on its assets and $18,446 on its liabilities for the recognition of operating lease right-of-use-assets and operating lease liabilities, respectively, which are primarily related to the lease of the Company’s corporate headquarters in Boston, Massachusetts. The adoption of ASC 842 did not have a material impact on the Company’s results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The Company early adopted this ASU in the year ended December 31, 2018. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU will simplify the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The early adoption of this ASU in the year ended December 31, 2018 did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity in applying the guidance in Topic 718 around modifications of stock-based payment awards. The adoption of this ASU in the year ended December 31, 2018 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the existing disclosure requirements for fair value measurements in Topic 820. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted-average of significant unobservable inputs used for Level 3 fair value measurements. The other provisions of ASU 2018-13 include eliminated and modified disclosure requirements. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a significant impact on the Company’s consolidated financial statements and related disclosures. The guidance was adopted effective January 1, 2020 and did not have a material impact on the consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The standard is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2018-15 did not have a significant impact on the Company’s consolidated financial statements. The guidance was adopted effective January 1, 2020 and did not have a material impact on the consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and clarifying and amending existing guidance. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company is planning on early adopting this standard on January 1, 2021. The Company is currently evaluating the impact that the adoption of ASU 2019-12 will have on its consolidated financial statements but does not expect there to be a material impact.

3. Revenue and Deferred Revenue

Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended December 31,
	2020	2019	2018
Platform subscription	$98,361	$83,705	$69,208
Visits	117,181	40,701	26,539
Other	29,723	24,451	18,208
Total Revenue	$245,265	$148,857	$113,955

Contract Balances

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer. The amount of unbilled receivables as of December 31, 2020 and 2019 is $3,376 and $1,622 and has been included within accounts receivable on the consolidated balance sheet.

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $53,601, $59,006, and $56,516, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

The Company receives payments from customers based upon contractual billing schedules. The Company typically invoices its customers annually in advance for their annual software access fee. The Company records accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically net 30 days.

Deferred Revenue

Significant changes in the Company’s deferred revenue balance for the years ended December 31, 2020 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
Total deferred revenue, beginning of the period	$77,386	$93,299	$106,184
Additions	109,542	85,167	67,329
Recognized	(112,128)	(101,080)	(80,214)
Total deferred revenue, end of the period	$74,800	$77,386	$93,299
Current deferred revenue	66,693	66,490	64,128
Non-current deferred revenue	8,107	10,896	29,171
Total	$74,800	$77,386	$93,299

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2020 and 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $192,238 and $162,230, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years. As it pertains to the December 31, 2020 amount, the Company expects to recognize 47% of the transaction price in the year ending December 31, 2021 in its consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

4. Variable Interest Entities

The Company provides services pursuant to contracts with PCs which in turn contracts with physicians to provide telehealth medical services. The PC’s collectively represent the Company’s affiliated medical group. The PCs were designed and structured to comply with the relevant laws and regulations governing professional medical practice, which generally prohibits the practice of medicine by lay persons or entities. To satisfy these regulatory requirements, all of the issued and outstanding equity interests of the PCs are owned by a licensed medical professional nominated by the Company (the “Nominee Shareholder”). Upon formation of the PCs, and initial issuance of equity interests, the Nominee Shareholder contributes a nominal amount of capital in exchange for their interest in the PC. The Company then executes with each PC a Business Support Agreement (“BSA”), which provide for various administrative and management services to be provided by the Company to the PC, and a Stock Transfer Agreement (“STA”), which provide for transition of ownership of the PCs.

The Company provides all of the necessary capital for the operations of the PCs through loans to the PCs. The Company also has exclusive responsibility for the provision of all nonmedical services including contracting with customers who access the PCs for a medical visit, handling all financial transactions and day-to-day operations of each PC, overseeing the establishment of telehealth policies and protocol, and making recommendations to the PC in establishing the guidelines for the employment and compensation of the physicians and other employees of the PCs. In addition, the STA provides that the Company’s Board of Directors has the power and authority to change the Nominee Shareholder at any time for any reason, and designate a new Nominee Shareholder who will purchase the equity interests from the predecessor Nominee Shareholder for the same nominal amount, effectively limiting the Nominee Shareholder’s rights to returns of the PC. The Nominee Shareholders, notwithstanding their legal form of ownership of equity interests in the PC, have no substantive profit-sharing rights in the PCs.

Based upon the provisions of these agreements, the Company determined that the PCs are variable interest entities due to its equity holder having insufficient capital at risk, and the Company has a variable interest in the PCs. The Company consolidated the PCs under the VIE model since the Company has the power to direct activities that most significantly impact the PCs economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the PCs.

Furthermore, as a direct result of nominal initial equity contributions by the Nominee Shareholder, the financial support the Company provides to the PCs (e.g. loans) and the provisions of the STA, the interests held by noncontrolling interest holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the PCs. Therefore, all income and expenses recognized by the PCs are allocated to the Company’s stockholders.

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PCs after elimination of intercompany transactions were $22,682 and $1,998, respectively, as of December 31, 2020 and $35,714 and $5,777, respectively as of December 31, 2019.

Total revenue included on the consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $78,396, $23,450 and $14,334 for the years ended December 31, 2020, 2019 and 2018, respectively. Net loss included on the consolidated statements of operations and comprehensive was not material for the years ended December 31, 2020, 2019 and 2018.

5. National Telehealth Network

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

On January 1, 2016, the Company made an additional investment in NTN, which increased its ownership percentage above 50%. The Company also obtained the right to elect the Chairman of NTN who has the ability to cast the tie-breaking vote in all decisions. Therefore, on January 1, 2016, the Company obtained control over NTN and has the power to direct the activities that most significantly impact NTN’s economic performance. This step-acquisition was accounted for as a business combination and the results of the operations of NTN from January 1, 2016, have been included in the Company’s consolidated financial statements. However, because the Company owns less than 100% of NTN, the Company recognizes net income (loss) attributable to non-controlling interest in the consolidated statements of operations and comprehensive loss equal to the percentage of the ownership interest retained in NTN by the respective non-controlling party.

The proportionate share of the (loss) income attributed to the non-controlling interest amounted to ($4,194), ($1,176)  and $362 for the years ended December 31, 2020, 2019 and 2018, respectively. The carrying value of the non-controlling interest was $22,065, $26,259 and $27,435 as of December 31, 2020, 2019 and 2018.

6. Fair Value Measurements

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$892,934	$—	$—	$892,934
Investments	—	99,963	—	99,963
	$892,934	$99,963	$—	$992,897

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Money market funds	$62,113	$—	$—	$62,113
Investments	—	39,953	—	$39,953
	62,113	39,953	—	102,066

As of December 31, 2020 and 2019, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. As of December 31, 2020 and 2019, the Company’s investments consisted of U.S. government agency bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. government agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

7. Investments

As of December 31, 2020 and 2019, the fair value of the Company’s investments by type of security was as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$99,854	$109	$—	$99,963
	$99,854	$109	$—	$99,963

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$39,355	$598	$—	$39,953
	39,355	598	—	39,953

 8. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts were as follows:

	Years Ended December 31,
	2020	2019	2018
Allowance for doubtful accounts, beginning of the period	$686	$396	$185
Provisions	1,646	717	211
Write-offs	(776)	(427)	—
Allowance for doubtful accounts, end of the period	$1,556	$686	$396

9. Business Combinations

Avizia, Inc.

In July 2018, the Company acquired all of the issued and outstanding shares of Avizia, Inc. (“Avizia”), a leading provider of acute care telehealth capability for more than forty clinical specialties, including tele-stroke and tele-behavioral health, through a share purchase agreement. The aggregate consideration paid was $137,804, which was comprised of 1,115,934 shares of the Company’s Series C convertible preferred stock valued at $72,536 and $65,268 of cash. The total acquisition related costs were $1,186 and recognized as general and administrative expense in its consolidated statements of operations and comprehensive loss during the year ended December 31, 2018. The results of operations of Avizia have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date. The Company recorded $10,839 of revenue and $9,725 of net loss from Avizia for the period from July 3, 2018 (date of acquisition) through December 31, 2018.

The final allocation of the purchase consideration of $137,804 as follows:

Amount
Cash	$887
Accounts receivable	6,372
Inventory	3,768
Identifiable intangible assets	40,273
Other assets	1,398
Total assets acquired	52,698
Current liabilities	(4,785)
Deferred revenue	(4,117)
Other long-term liabilities	(351)
Total liabilities assumed	(9,253)
Goodwill	94,359
Total purchase consideration	$137,804

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the acquisition date:

	Cost	Weighted Average Life (Years)
Developed technology	$37,064	10.0
Customer relationships	3,209	10.0
Total	$40,273

The fair value of the developed technology was estimated using the relief-from-royalty method, a form of the income approach, which assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The relief-from-royalty method involves two steps: (i) estimation of reasonable royalty rates for the assets and (ii) the application of these royalty rates to a revenue stream and discounting the resulting cash flows to determine a value. The Company multiplied the selected royalty rate by the forecasted net revenue stream to calculate the cost savings (i.e., relief from royalty payment) associated with the developed technology. The cash flows were then discounted to present value by the selected discount rate. Key assumptions used in this model were revenue projections, discount rates and royalty rates, all of which were estimated by management.

The fair value of the customer relationship intangible asset was estimated using the replacement method, a form of the cost approach, which estimates the costs to replace the customer base. The Company estimated the time to recreate the customer base and multiplied it by the estimated annual costs, which were based on Avizia’s historical sales and marketing costs and included an overhead allocation. The key assumption in the model was the estimated time to recreate the customer base.

Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is primarily attributable to expected post-acquisition synergies from integrating Avizia’s developed technology into the Company’s telehealth platform. The goodwill recorded as part of the Avizia acquisition is not deductible for U.S. federal income tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma information presents the combined results of operations as if the Avizia acquisition had been completed on January 1, 2017, the beginning of the comparable prior annual reporting period. The unaudited pro forma results include adjustments primarily related to the following: (i) removal of interest expense related to the legacy debt of Avizia that was not acquired; (ii) amortization of the acquired intangible assets; (iii) fair value adjustment for deferred revenue; and (iv) the inclusion of acquisition-related costs as if the acquisition-related costs were incurred in 2017.

December 31, 2018 (unaudited)
Revenue	$130,312
Net loss	$(60,160)
Net loss per share attributable to common stockholders, basic and diluted	$(13.12)

Aligned Telehealth, Inc.

In November 2019, the Company acquired all the issued and outstanding shares of Aligned Telehealth, Inc. (“Aligned”). This acquisition will combine Aligned’s customer base with the Company’s telehealth platform to increase the number of hospitals and health plans utilizing telehealth. The aggregate consideration paid was $82,948, which consists of (i) 456,667 shares of the Company’s Series C convertible preferred stock valued at $34,250; (ii) $48,688 of cash and (iii) contingent consideration of $10. The Company was obligated to pay an earn-out up to $70,000 contingent upon Aligned achieving certain revenue and margin thresholds for the year ended December 31, 2020. The Company estimated the fair value of the contingent consideration as of the acquisition date. The contingent consideration was subject to remeasurement at each reporting date until December 31, 2020. The earn-out was not achieved as of December 31, 2020, with the remeasurement adjustment of $10 was recorded in the consolidated statements of operations and comprehensive loss.

The acquisition was a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $1,494 and recognized as general and administrative expense in its consolidated statements of operations and comprehensive loss during the year ended December 31, 2019. The results of operations of Aligned have been included in the Company’s consolidated statements of operations from the acquisition date. Actual revenue and losses of Aligned since the acquisition date as well as pro forma combined results of operations for the Aligned acquisition have not been presented because the effect of the acquisition was not material to the Company’s consolidated financial results for the periods presented. The fair value of the contingent consideration was reduced to $0 during the year ended December 31, 2020.

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

10. Deferred Contract Acquisition and Contract Fulfillment Costs

The following table represents a rollforward of the Company’s deferred contract acquisition costs:

	Years Ended December 31,
	2020	2019
Beginning balance as of January 1	$2,769	$2,614
Additions to deferred contract acquisition costs	2,102	1,217
Amortization of deferred contract acquisition costs	(1,410)	(1,062)
Ending balance	$3,461	$2,769
Deferred contract acquisition costs, current	$2,134	$1,130
Deferred contract acquisition costs, noncurrent	1,327	1,639
Total	$3,461	$2,769

Amortization expense related to deferred contract acquisition costs for the years ended December 31, 2020, 2019 and 2018 was $1,410, $1,062 and $746, respectively.

The following table represents a rollforward of the Company’s deferred contract fulfillment costs:

	Years Ended December 31,
	2020	2019
Beginning balance as of January 1	$2,086	$1,800
Additions to deferred contract fulfillment costs	627	993
Amortization of deferred contract fulfillment costs	(852)	(707)
Ending balance	$1,861	$2,086
Deferred contract fulfillment costs, current	$624	$714
Deferred contract fulfillment costs, noncurrent	1,237	1,372
Total	$1,861	$2,086

Amortization expense related to deferred contract fulfilment costs for the years ended December 31, 2020, 2019 and 2018 was $852, $707 and $574, respectively.

11. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2020	2019
Furniture and fixtures	$930	$930
Computer and office equipment	7,638	4,843
Computer software	4,847	4,332
Leasehold improvements	2,162	2,154
	15,577	12,259
Less: Accumulated depreciation and amortization	(11,741)	(9,595)
Property and equipment, net	$3,836	$2,664

Depreciation and amortization expense related to property and equipment was $2,146, $1,769 and $1,603 for the years ended December 31, 2020, 2019 and 2018, respectively.

12. Goodwill and Intangible Assets

Goodwill consisted of the following as of:

	December 31,
	2020	2019
Beginning Balance as of January 1	$193,877	$127,268
Goodwill acquired (Note 9)	—	66,609
Ending Balance	$193,877	$193,877

Identified intangible assets consisted of the following as of:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2020
Customer relationships	$38,782	$(11,380)	$27,402	7.0
Contractor relationships	535	(206)	329	8.0
Trade name	300	(300)	—	—
Technology	37,063	(9,266)	27,797	7.5
	$76,680	$(21,152)	$55,528

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2019
Customer relationships	$38,782	$(7,416)	$31,366	8.0
Contractor relationships	535	(165)	370	9.0
Trade name	300	(4)	296	6.9
Technology	37,063	(5,560)	31,503	8.5
	$76,680	$(13,145)	$63,535

Amortization expense related to intangible assets for the years ended December 31, 2020, 2019 and 2018 was $8,007, $5,992 and $3,727, respectively. Included in amortization expense for the year ended December 31, 2020 was $255 related to the write off of the remaining Trade name for Aligned.

Estimated future amortization expense of the identified intangible assets as of December 31, 2020, is as follows:

2021	$7,712
2022	7,712
2023	7,712
2024	7,712
2025	7,712
Thereafter	16,968
55,528

13. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2020	2019
Employee compensation and benefits	$20,521	$11,698
Professional services	6,832	3,351
Provider services	4,632	2,709
Other	10,150	9,593
Total	$42,135	$27,351

14. Line of Credit

In January 2011, the Company entered into a credit agreement (the “Line of Credit”) with a financial institution that provides for maximum borrowings in one or more advances of an amount up to $5,000. Borrowings under the Line of Credit accrue interest at the London Interbank Offered Rate plus 1.25%. Borrowings are repayable immediately upon demand by the financial institution. In November 2017, the Line of Credit was amended to increase the maximum borrowings to $7,000. As of December 31, 2020 and 2019, the Company had no outstanding borrowings under the Line of Credit.

During any period that the Line of Credit is in effect, the Company can request the financial institution issue a letter of credit with a maximum maturity not to exceed twelve months. Any letters of credit issued by the financial instrument reduce the maximum borrowings available under the Line of Credit. As of December 31, 2020, the maximum borrowing available to the Company is $5,905 based on the outstanding letters of credit of $1,095 that have been issued by the financial institution.

15. Stockholders’ Equity

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

In the year ended December 31, 2018, the Company issued and sold 4,411,048 shares of Series C preferred stock at a price of $65.00 per share for gross proceeds of $286,718. The Company incurred $6,274 of issuance costs in connection with the issuance of the Series C preferred stock. Additionally, the Company issued 1,115,934 shares of Series C preferred stock at a price of $65.00 per share in connection with the acquisition of Avizia (see Note 9).

In the year ended December 31, 2019, the Company issued and sold 628,719 shares of Series C preferred stock at a price of $75 per share for gross proceeds of $47,154. The Company incurred $1,318 of issuance costs in connection with the issuance of the Series C preferred stock. Additionally, the Company issued 456,667 shares of Series C preferred stock at a price of $75 per share in connection with the acquisition of Aligned (see Note 9).

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

In conjunction with the Company’s IPO in September 2020, all shares of convertible preferred stock then outstanding, totaling 15,525,685 shares (pre-split), were automatically converted into an equivalent number of shares of Class A common stock on an 8.8-to-1.0 basis pursuant to a stock split and their carrying value, totaling $801,813 was reclassified into stockholders’ equity on the consolidated balance sheet.

In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0. 01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors.

Prior to the conversion of the convertible preferred stock in September 2020, the stockholders of convertible preferred stock had the following rights and preferences:

Voting Rights

The holders of Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which such shares of Preferred Stock could convert on the record date for the determination of stockholders entitled to vote. In addition, the holders of the Preferred Stock, voting as a single class, and on an as converted to common stock basis, are entitled to elect one director of the Company. The holders of Preferred Stock, voting as a single class, and on an as converted to common stock basis, and the holders of common stock, voting as a separate class, are entitled to elect three directors of the Company. The holders of the common stock, voting as a separate class, are entitled to elect the remaining directors of the Company.

Dividends

The holders of the Preferred Stock are entitled to receive noncumulative dividends when, as and if declared by the board of directors. In addition, the holders of shares of Preferred Stock are entitled to participate pro rata on an as-converted-basis on any dividends paid to the holders of common stock. The holders of the Series B preferred stock and Series C preferred stock, collectively (the “Senior Preferred Stock”) are entitled to participate pro rata (calculated as if such Senior Preferred stock and Series A preferred stock had converted to common stock) on any dividends paid to the holders of Series A preferred stock. No dividends have been declared through December 31, 2019.

Liquidation

In the event of a liquidation, voluntary or involuntary, dissolution or winding up of the Company or Deemed Liquidation Event (as defined below), the holders of the Senior Preferred Stock will be entitled to receive, on a pari passu basis, (i) an amount per share equal to the applicable Original Issue Price plus (ii) any dividends declared but unpaid plus (iii) a non-compounding five percent per annum dividend on the Original Issue Price for each share of Senior Preferred Stock from the date of original issuance. In the event that proceeds are not sufficient to permit payment in full to the holders of the Senior Preferred Stock, the proceeds will be ratably distributed among the holders of the Senior Preferred Stock.

After payments have been made in full to the holders of Senior Preferred Stock, then, to the extent available, the remaining assets of the Company available for distribution to its stockholders will be distributed among the holders of Series A preferred stock. The holders of the Series A preferred stock will be entitled to receive (i) an amount per share equal to the applicable Original Issue Price plus (ii) any dividends declared but unpaid plus (iii) a non-compounding five percent per annum dividend on the Original Issue Price for each share of Series A preferred stock from the date of original issuance. In the event that proceeds are not sufficient to permit payment in full to the holders of the Series A preferred stock, the proceeds will be ratably distributed among the holders of the Series A preferred stock.

After payments have been made in full to the holders of the Senior Preferred Stock and Series A preferred stock, then to the extent available, the holders of common stock are entitled to share ratably in the remaining assets of the Company.

Unless the holders of a majority of the Preferred Stock, voting together as a single class, on an as-converted to common stock basis, elect otherwise, a Deemed Liquidation Event includes a merger or consolidation (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company.

Conversion

Each share of Preferred Stock is convertible, at the option of the holder, at any time, or will automatically be converted into shares of common stock at the applicable conversion ratio then in effect (i) upon closing of a qualifying IPO at a price per share to the public of at least $6.82, subject to appropriate adjustments (described below), and with aggregate gross proceeds of at least $25,000 or (ii) upon the vote or written consent of the holders of a majority of the outstanding shares of Preferred Stock, voting together as a single class and on an as-converted to common stock basis.

The conversion ratio of each series of preferred stock is determined by dividing the Original Issuance Price of each series by the applicable Conversion Price of each series. The Original Issue Price per share is $10.00 for Series A preferred stock, $30.00 for Series B preferred stock and $45.00 for Series C preferred stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Preferred Stock.

The Conversion Price is $1.14 for Series A, $3.41 for Series B and $5.11 for Series C preferred stock. The Conversion Price is subject to appropriate adjustment in the event of any deemed issuance of additional shares, stock dividend, stock split, combination or other similar recapitalization and other adjustments as set forth in the Company’s certificate of incorporation, as amended and restated. As of December 31, 2019, each outstanding share of Preferred Stock was convertible into common stock on a 8.8-for-one basis.

Undesignated Preferred Stock

In connection with our IPO in September 2020, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by our board of directors. No shares of preferred stock were issued or outstanding as of December 31, 2020.

Common Stock

In September 2020, upon completion of the IPO, the Company sold 45,681,499 shares of Class A common stock at an offering price of $18.00 per share, including 4,459,277 shares of Class A common stock pursuant to the exercise in full of the underwriters' option to purchase additional shares. The Company received net proceeds of $767,568, after deducting underwriting discounts and commissions of $49,336 and offering costs of approximately $4,906. In September 2020, the Company sold 5,555,555 shares of Class C common stock in connection with the stock purchase agreement with Google, LLC for net proceeds of $99,100, after deducting offering costs of $900.

Concurrently with the IPO, the Company used $24,157 of the proceeds from the IPO to repurchased 1,340,354 shares of Class A and Class B common stock from certain executive officers and other employees, to permit such executive officers and other employees to pay taxes owed in connection with the vesting of equity awards, including the repayment of third party loans incurred to finance the payment of such taxes.

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

Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend right of the preferred stockholders. No dividends have been declared through December 31, 2020.

As of December 31, 2020 the par value of the Class A, Class B and Class C shares was $2,008, $293 and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	201,488,097	200,751,168
Class B	100,000,000	30,427,128	29,297,382
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	237,470,780	235,604,105

As of December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 220,000,000 shares, of $0.01 par value common stock.

As of December 31, 2020, the Company had reserved 61,392,747 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant. As of December 31, 2019, the Company had reserved 157,998,948 shares of common stock for the conversion of the outstanding shares of Preferred Stock, the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant.

Stock Plans and Stock Options

The Company maintains the 2006 Employee, Director and Consultant Stock Plan as amended and restated (the “2006 Plan”) and 2020 Equity Incentive Plan (the “2020 Plan” together, the “Plans”) under which it has granted incentive stock options, non-qualified stock options, and restricted stock units to employees, officers, and directors of the Company. In connection with the adoption of the 2020 Plan, the then-remaining shares of common stock reserved for grant or issuance under the 2006 Plan became available for issuance under the 2020 Plan, and no further grants will be made under the 2006 Plan. The 2020 Plan is administered by the board of directors with respect to awards to non-employee directors and by the compensation committee, with respect to other participants, are collectively, referred to as the plan administrator. The exercise prices, vesting and other restrictions are determined at the discretion of the plan administrator. Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. Stock options granted under the Plan typically vest over four years and expire ten years after the grant date.

The 2020 Plan became effective on August 17, 2020. A total of 22,083,184 shares of Class A and Class B common stock were initially reserved for issuance pursuant to the 2020 Plan, which number was increased to 31,275,204 shares immediately following the IPO. In addition, the shares reserved for issuance under the 2020 Plan include 3,710,240 shares that were reserved but unissued under the 2006 Plan as of immediately prior to its termination. The number of shares of common stock available for issuance under the 2020 Plan includes an annual increase on the first day of each year beginning in 2021 and ending in and including 2029, equal to the lesser of (A) 5% of the number of outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year and (B) such smaller amount as determined by the board of directors. The Company had 27,210,783 shares available for grant as of December 31, 2020.

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	24,917,003	$3.90	6.9	$79,798
Granted	2,637,220	$7.80
Forfeited	(1,957,809)	$5.05
Expired	(132,001)	$2.16
Exercised	(2,296,899)	$2.61
Outstanding as of December 31, 2020	23,167,514	$4.37	6.2	$487,758
Vested and expected to vest as of December 31, 2020	21,744,937	$4.14	6.0	$460,712
Options exercisable as of December 31, 2020	17,640,827	$3.71	5.5	$381,511

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018, was $31,194, $2,433 and $2,726, respectively. The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of common stock options granted during the years ended December 31, 2020, 2019 and 2018, was $4.17, $2.81 and $2.70, respectively.

The Company received cash proceeds from the exercise of common stock options of $5,932, $1,036 and $635 during the years ended December 31, 2020, 2019 and 2018, respectively.

The weighted average of assumptions that the Company used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Years Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.09%	2.17%	2.96%
Expected term (in years)	6.1	6.0	6.0
Expected volatility	52%	50%	47%
Expected dividend yield	0%	0%	0%

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

In addition, each CEO has received, and will receive additional restricted stock units, equaling up to 1.5% of the Company’s fully-diluted outstanding capital stock as a result of the IPO (“IPO RSUs”), 50% of the IPO RSUs (representing 0.75% of the Company’s fully diluted outstanding capital stock immediately prior to the IPO or 3,230,750 shares of Class A common stock) were granted on the closing date of the IPO based on the closing price per share on the IPO closing date, and 50% (representing up to 0.75% of the Company’s fully diluted outstanding capital stock immediately prior to the IPO or 3,230,750 shares of Class A common stock) was granted on the 180-day anniversary of the IPO, based on a specific range of the price per share of the Company’s publicly traded common stock prior March 16, 2021, and will vest over a three-year period, with one-third vesting on the first anniversary of the IPO’s closing date and the remaining vesting in equal quarterly installments thereafter. As the issuance of the second 50% tranche is based upon events that are probable the expense related to both tranches of the IPO RSUs was recognized in the three months ended September 30, 2020.

The grant-date fair value of each of the awards issued on the IPO closing date and to be issued on the 180-day anniversary of the IPO were estimated using a binomial lattice approach. The main inputs to valuing the IPO RSUs include the fair value of Class A common stock ($9.96 post-split), expected volatility (60%) and the expected date of the IPO (September 30, 2020). The Company recognized a total of $23,644 in stock-based compensation expense, which included both tranches of the IPO RSUs for each CEO, on the date of the IPO as the requisite future service of the awards is not substantive for accounting purposes.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit activity for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2020	2,322,408	$5.79
Granted	13,816,885	14.16
Vested	(5,008,080)	9.71
Forfeited	(116,763)	12.91
Unvested as of December 31, 2020	11,014,450	$14.43

The total grant date fair value of RSU’s granted for the years ended December 31, 2020, 2019 and 2018 was $195,655, $15,135 and $2,451, respectively. The aggregate intrinsic value of restricted stock units vested for the years ended December 31, 2020, 2019 and 2018 was $73,836, $1,693 and $2,448, respectively.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2020	2019	2018
Cost of revenues	$1,087	$536	$611
Research and development	4,793	1,477	866
Selling and marketing	4,147	2,418	1,881
General and administrative	108,331	7,704	4,311
Total	$118,358	$12,135	$7,669

As of December 31, 2020, total unrecognized compensation cost related to the unvested common stock-based awards was $146,034, which is expected to be recognized over a weighted-average period of 2.51 years.

2020 Employee Stock Purchase Plan

In July and August 2020, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2020 Employee Stock Purchase Plan (“ESPP”). A total of 3,084,218 shares of Class A common stock were reserved for issuance under the ESPP. The ESPP became effective March 1, 2021. Rights granted under the ESPP will be issued only with respect to shares of Class A common stock. Subject to any limitations contained therein, under the ESPP an employee will be permitted to accrue the right to purchase stock under the ESPP up to $25 worth of shares during any calendar year. The purchase price of the shares will not be less than 85% of the fair market value of Class A common stock on the lower of the purchase date, which will be the final trading day of the purchase period, or the enrollment date, which will be the first trading day of the offering period.

16. Leases

The Company’s primary lease represents the lease for its corporate headquarters in Boston, Massachusetts which was entered into in December 2010 and expires in November 2021. Rent expense for the year ended December 31, 2018 was $4,100. The carrying value of the Company’s right-of-use assets are substantially concentrated in real estate as the Company primarily leases office space. The Company’s policy is not to record leases with an original lease term of one year or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company does not have any lease contracts with the option to purchase as of December 31, 2020.

	Years Ended December 31,
	2020	2019
The components of lease cost under ASC 842 were as follows:
Operating lease cost	$6,632	$6,649
Short-term lease cost	—	—
Variable lease cost	—	—
Total lease cost	$6,632	$6,649

	Years Ended December 31,
	2020	2019
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$7,006	$6,480
Non-cash lease activity:
Right-of-use lease assets obtained in exchange for new operating lease liability:
Operating leases	$417	$355

	As of December 31,
	2020	2019
Supplemental balance sheet information related to leases is as follows:
Operating leases
Operating lease right-of-use assets	$6,609	$11,944
Total operating right-of-use lease assets	$6,609	$11,944
Operating lease liabilities, current	6,357	6,232
Operating lease liabilities, net of current portion	1,296	7,164
Total operating lease liabilities	$7,653	$13,396
Weighted-average remaining lease term (in years)	1.3 years	2.0 years
Weighted-average discount rate	2.9%	3.3%

As of December 31, 2020, minimum future lease payments for these operating leases were as follows:

Years ending December 31,
2021	$6,497
2022	917
2023	325
2024	—
2025	—
Thereafter	—
Total lease payments	$7,739
Less imputed interest	86
Total present value of lease liabilities	$7,653

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying customers against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies customers against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the customer. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through December 31, 2020, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. The Company believes that these claims lack merit and intends to defend against them vigorously. As of December 31, 2020 and 2019, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

17. Income Taxes

During the years ended December 31, 2020, 2019 and 2018 the Company recorded an income tax expense (benefit) of $639, $(803) and no income tax benefit, respectively. The December 31, 2020 income tax provision primarily represents amounts related to foreign taxes related to equity awards issued in the fourth quarter. The December 31, 2019 income tax benefit primarily represents the release of a portion of the Company’s deferred tax asset valuation allowance in connection with the acquisition of Aligned (see Note 9) offset by foreign and state taxes.

For the years ended December 31, 2020, 2019 and 2018, the Company’s loss before income taxes is primarily generated in the United States as the pre-tax income from the Company’s foreign subsidiary is not significant.

The components of our current and deferred portions of the provision for income taxes are presented in the table below:

	Years Ended December 31,
	2020	2019	2018
Current income tax provision (benefit):
Federal	$0	$—	$—
State	97	34	—
Foreign	448	285	—
Total Current	$545	$319	$—
Deferred income tax provision (benefit):
Federal	$103	$(821)	$—
State	21	(252)	—
Foreign	(30)	(49)	—
Total Deferred	$94	$(1,122)	$—
Total provision (benefit) for income taxes	$639	$(803)	$—

The following reconciles the differences between income taxes computed at the federal statutory rate and the provision for income taxes:

	Years Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	2.0	3.0	(2.8)
Valuation allowance	(13.3)	(21.3)	(16.1)
Stock-based compensation	(9.5)	(1.1)	(1.0)
Other	(0.5)	(0.7)	(1.1)
Effective income tax rate	(0.3)%	0.9%	0.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	Years Ended December 31,
	2020	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$116,965	$85,979	$63,840
Research and development credit carryforwards	2,081	2,527	2,550
Deferred revenue	4,848	8,450	11,138
Deferred compensation	7,142	5,043	4,442
Startup costs	171	250	350
Leasing Obligation	1,937	3,297	—
Other	1,030	932	782
Total deferred tax assets	134,174	106,478	83,102
Total Valuation Allowance	(118,795)	(88,499)	(69,433)
Total net deferred tax assets	15,379	17,979	13,669
Joint venture investment basis difference	(1,706)	(1,875)	(2,196)
Intangibles	(10,563)	(11,821)	(9,871)
Right-of-use assets	(1,669)	(2,940)	—
Other	(1,374)	(1,343)	(1,602)
Total deferred tax liabilities	(15,312)	(17,979)	(13,669)
Net Deferred tax assets	$67	$0	$0

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred in the U.S. since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net domestic deferred tax assets as of December 31, 2020, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020, 2019 and 2018 related primarily to the increase in net operating loss carryforwards in 2020, 2019 and 2018 and were as follows:

	Years Ended December 31,
	2020	2019	2018
Valuation allowance as of beginning of the year	$88,499	$69,433	$61,029
Increases recorded to income tax provision	30,296	20,454	8,404
Decreases recorded as a benefit to income tax provision	—	(1,388)	—
Valuation allowance as of end of year	$118,795	$88,499	$69,433

As of December 31, 2020, the Company has federal net operating loss carryforwards of approximately $466,653, which begin to expire in 2026. The Company’s federal net operating losses generated for the years ended after December 31, 2017, which amounted to a total of $232,861, can be carried forward indefinitely. The Company has tax effected state net operating losses of approximately $19,025, which began to expire in 2021. In addition, the Company has federal and state and research and development tax credit carryforwards of $1,602 and $605, which begin to expire in 2027 and 2023, respectively.

Utilization of the Company's net operating loss ("NOL") carryforwards and research and development ("R&D") credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("Section 382") as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders'

subsequent disposition of those shares, could result in a change of control as defined by Section 382. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2020 would limit or otherwise restrict its ability to utilize its NOL and R&D credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards generated through December 31, 2020. However, changes in ownership occurring after December 31, 2020, could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

The Company does not have an unrecognized tax benefits related to uncertain tax positions. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception. The tax years 2006 through 2020 remain open to examination by major taxing jurisdictions to which the Company is subject, which is primarily in the United States (U.S.), as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service (IRS) or state tax authorities if they have or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress by the IRS or any other jurisdictions for any tax years.

18. Related-Party Transactions

Teva Pharmaceuticals, Industries Ltd

Teva Pharmaceuticals, Industries Ltd (“Teva”) is a related party because, a member of the Company’s board of directors is the Executive Vice President and Head of Teva Pharmaceuticals’ North America Commercial. In addition, Teva is a shareholder of the Company. As of December 31, 2020 and 2019, short-term and long-term deferred revenue from this customer was not material. As of December 31, 2020 and 2019, there were no amounts due from Teva.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $36, $33 and $14,561, respectively, from contracts with this customer.

Philips Holding USA, Inc.

Philips Holding USA, Inc. (“Philips”) is a related party because a member of the Company’s board of directors is the Business Leader of Philips Population Health Management. In addition, Philips is a shareholder of the Company. As of December 31, 2020 and 2019, the Company held short-term and long-term deferred revenue of $1,458 and $2,549, respectively from contracts with this customer. As of December 31, 2020 amounts due from Philips were $763. As of December 31, 2019, amounts due from Philips were not material

During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $2,441, $1,021 and $719, respectively, from contracts with this customer.

Anthem Inc.

Anthem Inc. (“Anthem”) is a related party because a member of the Company’s board of directors is a Vice President of Anthem. In addition, Anthem is a shareholder of the Company. As of December 31, 2020 and 2019, the Company held short-term and long-term deferred revenue of $11,347 and $11,561, respectively from contracts with this customer. As of December 31, 2020 and 2019, amounts due from Anthem were $8,391 and $2,499, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $55,180, $34,095 and $24,381, respectively, from contracts with this customer.

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of December 31, 2020 and 2019, the Company held short-term and long-term deferred revenue of $606 and $180, respectively from contracts with this customer. As of December 31, 2020, amounts due from Cleveland Clinic were $1,020. As of December 31, 2019, amounts due from Cleveland Clinic were not material.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized revenue of $1,357, $1,262 and $1,473, respectively, from contracts with this customer.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a less than majority owned interest in. During the year ended December 31, 2020 the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the year ended December 31, 2020 the Company recognized revenue of $1,825 from contracts with this customer. As of December 31, 2020, the Company held short and long term deferred revenue of $1,496 from contracts with this customer. As of December 31, 2020, amounts due from CCAW, JV LLC were not material.

Loans to Officer

During the year ended December 31, 2019, the Company entered into secured promissory notes with the Company’s Chief Financial Officer in the amount of $1,781. During 2020, the Company entered into additional secured promissory notes with the Chief Financial Officer and other executive officers in the amount of $16,441. These loans were to fund the taxes associated with the restricted stock units and were collateralized by all of the capital stock of the Company that the employee owned or would own in the future and the employees’ personal assets. These loans are recorded within prepaids and other current assets in the Company’s consolidated balance sheet. All outstanding loans with officers were repaid in August 2020 prior to the Company’s IPO.

19. Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company contributed a total of $2,165, $1,966 and $1,349 to the plan for the years ended December 31, 2020, 2019 and 2018, respectively.

20. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(228,626)	$(88,366)	$(52,312)
Net income (loss) attributable to non-controlling interest	(4,194)	(1,176)	362
Net loss attributable to American Well Corporation	$(224,432)	$(87,190)	$(52,674)
Denominator:
Weighted-average common shares outstanding —basic and diluted	99,044,312	41,138,798	40,583,826
Net loss per share attributable to common stockholders—basic and diluted	$(2.27)	$(2.12)	$(1.30)

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

	Years Ended December 31,
	2020	2019	2018
Convertible preferred stock (as converted to common stock)	—	123,313,703	113,762,318
Unvested restricted stock units	5,399,622	2,322,408	—
Options to purchase shares of common stock	23,167,514	24,917,003	23,362,669
	28,567,136	150,553,114	137,124,987

21. Subsequent Events

On January 4, 2021, the Board of Directors of the Company voted to retire all capital stock that has been repurchased by the Company or that the Company will repurchase in the future.  As a result all treasury stock was retired and has a status of authorized but unissued.

On January 14, 2021 the Company announced the pricing of a public offering of 11,280,647 shares of its Class A common stock by certain stockholders (the “Selling Stockholders”) at a public offering price of $27.50 per share, as well as underwriters option to purchase of 1,692,097 additional shares of Class A common stock at the public offering price, which was exercised in full, less underwriting discounts and commissions, from the Selling Stockholders, which closed on January 20, 2021.  The Company did not receive any proceeds from this offering.

On February 1, 2021, the Company contributed an additional $2,548 investment in CCAW, JV LLC. There was no change in ownership percentage after the additional investment.