Form 10-Q
period 2021-03-31
American Well Corp
filed 2021-05-13
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the number of shares of the registrant’s Class A common stock outstanding was 208,789,338, the number of shares of the registrant’s Class B common stock outstanding was 26,687,959 and the number of shares of the registrant’s Class C common stock outstanding was 5,555,555.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$896,382	$941,616
Investments	99,997	99,963
Restricted cash	795	1,095
Accounts receivable ($1,182 and $12,053, from related parties and net of allowances of $1,514 and $1,556, respectively)	37,679	45,296
Inventories	9,366	9,128
Deferred contract acquisition costs	2,205	2,134
Prepaid expenses and other current assets	14,882	14,055
Total current assets	1,061,306	1,113,287
Property and equipment, net	3,383	3,836
Goodwill	193,877	193,877
Intangible assets, net	53,600	55,528
Operating lease right-of-use asset	4,999	6,609
Deferred contract acquisition costs, net of current portion	1,124	1,327
Other assets	1,391	1,430
Investment in minority owned joint venture	2,481	752
Total assets	$1,322,161	$1,376,646
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,797	$5,797
Accrued expenses and other current liabilities	23,386	42,135
Operating lease liability, current	4,931	6,357
Deferred revenue ($3,176 and $14,421 from related parties, respectively)	63,202	66,693
Total current liabilities	98,316	120,982
Other long-term liabilities	45	64
Operating lease liability, net of current portion	970	1,296
Deferred revenue, net of current portion ($32 and $486 from related parties, respectively)	7,455	8,107
Total liabilities	106,786	130,449
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2021 and as of December 31, 2020	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 207,540,807 and 201,488,097 shares issued, and 207,540,807 and 200,751,168 shares outstanding, respectively; 100,000,000 Class B shares authorized, 26,433,900 and 30,427,128 shares issued, and 26,433,900 and 29,297,382 shares outstanding, respectively; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of March 31, 2021 and December 31, 2020	2,396	2,357
Treasury stock, no shares and 1,866,675 shares as of March 31, 2021 and as of December 31, 2020, respectively	—	(37,568)
Additional paid-in capital	1,860,123	1,841,405
Accumulated other comprehensive income	279	297
Accumulated deficit	(668,871)	(582,359)
Total American Well Corporation stockholders’ equity	1,193,927	1,224,132
Non-controlling interest	21,448	22,065
Total stockholders’ equity	1,215,375	1,246,197
Total liabilities, preferred stock and stockholders’ equity	$1,322,161	$1,376,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
($8,845 and $13,248 from related parties, respectively)	$57,599	$53,714
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	35,705	33,027
Research and development	23,040	14,936
Sales and marketing	13,732	13,874
General and administrative	21,354	15,342
Depreciation and amortization expense	2,506	2,286
Total costs and operating expenses	96,337	79,465
Loss from operations	(38,738)	(25,751)
Interest income and other income (expense), net	61	847
Loss before expense from income taxes and loss from equity method investment	(38,677)	(24,904)
Expense from income taxes	(309)	—
Loss from equity method investment	(819)	(320)
Net loss	(39,805)	(25,224)
Net loss attributable to non-controlling interest	(617)	(843)
Net loss attributable to American Well Corporation	$(39,188)	$(24,381)
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.58)
Weighted-average common shares outstanding, basic and diluted	243,544,647	42,383,251
Net loss	$(39,805)	$(25,224)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale investments	34	43
Foreign currency translation	(52)	(171)
Comprehensive loss	(39,823)	(25,352)
Less: Comprehensive loss attributable to non-controlling interest	(617)	(843)
Comprehensive loss attributable to American Well Corporation	$(39,206)	$(24,509)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of December 31, 2020	235,604,105	$2,357	$(37,568)	$1,841,405	$297	$(582,359)	$1,224,132	$22,065	$1,246,197
Exercise of common stock options	3,474,375	34	—	10,096	—	—	10,130	—	10,130
Vesting of restricted stock units	853,842	9	—	(9)	—	—	—	—	—
Retirement of treasury stock purchased in 2020	—	—	37,568	(15)	—	(37,553)	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	(402,060)	(4)	—	4	—	(9,771)	(9,771)	—	(9,771)
Stock-based compensation expense	—	—	—	8,642	—	—	8,642	—	8,642
Currency translation adjustment	—	—	—	—	(52)	—	(52)	—	(52)
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	34	—	34	—	34
Net loss	—	—	—	—	—	(39,188)	(39,188)	(617)	(39,805)
Balances as of March 31, 2021	239,530,262	$2,396	$—	$1,860,123	$279	$(668,871)	$1,193,927	$21,448	$1,215,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Deficit	Interest	(Deficit)
Balances as of January 1, 2020	14,012,935	$655,799	42,302,845	423	$(158)	50,289	$250	$(357,927)	$(307,123)	$26,259	$(280,864)
Issuance of Series C convertible preferred stock, net of issuance costs of $261	170,000	12,489	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	7,392	—	—	2	—	—	2	—	2
Vesting of restricted stock units	—	—	146,969	1	—	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	4,458	—	—	4,458	—	4,458
Retirement of treasury stock	—	—	—	—	158	(158)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(171)	—	(171)	—	(171)
Unrealized gains on available-for -sale securities, net of tax	—	—	—	—	—	—	43	—	43	—	43
Net loss	—	—	—	—	—	—	—	(24,381)	(24,381)	(843)	(25,224)
Balances as of March 31, 2020	14,182,935	$668,288	42,457,206	$424	$-	$54,590	$122	$(382,308)	$(327,172)	$25,416	$(301,756)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(39,805)	$(25,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,506	2,286
Provisions for doubtful accounts	260	165
Amortization of deferred contract acquisition costs	335	271
Amortization of deferred contract fulfillment costs	173	168
Stock-based compensation expense	8,642	4,458
Loss on equity method investment	819	320
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	7,357	(1,710)
Inventories	(238)	(612)
Deferred contract acquisition costs	(203)	(458)
Prepaid expenses and other current assets	(167)	(2,401)
Other assets	39	(355)
Accounts payable	1,023	(45)
Accrued expenses and other current liabilities	(17,666)	(4,922)
Other long-term liabilities	(19)	(254)
Deferred revenue	(4,195)	(3,780)
Net cash used in operating activities	(41,139)	(32,093)
Cash flows from investing activities:
Purchases of property and equipment	(148)	(1,254)
Investment in less than majority owned joint venture	(2,548)	(2,940)
Purchases of investments	—	(29,777)
Proceeds from sales and maturities of investments	—	39,611
Net cash (used in) provided by investing activities	(2,696)	5,640
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	12,564
Proceeds from exercise of common stock options	9,297	2
Payments for the purchase of treasury stock	(9,383)	—
Payment of deferred offering costs	(1,613)	—
Net cash (used in) provided by financing activities	(1,699)	12,566
Net decrease in cash, cash equivalents, and restricted cash	(45,534)	(13,887)
Cash, cash equivalents, and restricted cash at beginning of period	942,711	138,816
Cash, cash equivalents, and restricted cash at end of period	$897,177	$124,929
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	896,382	123,834
Restricted cash	795	1,095
Total cash, cash equivalents, and restricted cash at end of period	$897,177	$124,929
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$741	$—
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accrued expenses and accounts payable	$23	$—
Exercises of common stock	$833	$—
Repurchase of common stock	$388	$—
Common stock issuance costs	$—	$143

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

Stock Split

On August 28, 2020, the Company effected an 8.8-for-1.0 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s then outstanding convertible preferred stock (see Note 11). The corresponding number of shares and exercise prices related to stock options and RSUs were also adjusted. The impact of the stock split has been applied retrospectively to all periods presented.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. On September 21, 2020, the Company closed on the IPO raising $822,267 in gross proceeds. On September 21, 2020, the Company closed on a private placement with Google raising $100,000 in gross proceeds. Since inception, the Company has incurred recurring losses. As of March 31, 2021, the Company had an accumulated deficit of $668,871. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and investments balance as of March 31, 2021 of $996,379 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2020, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s the financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three months ended March 31, 2021 are not necessarily indicative of results for the full 2021 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of American Well Corporation, its wholly-owned subsidiaries, those of professional corporations, which represent variable interest entities in which American Well has an interest and is the primary beneficiary (“PC”), and National Telehealth Network (“NTN”), an entity in which American Well controls fifty percent or more of the voting shares (see Note 4). Intercompany accounts and transactions have been eliminated in consolidation.

For substantially all of the Company’s subsidiaries, the functional currency is the U.S. dollar. Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in interest income and other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

For consolidated entities where American Well owns or is exposed to less than 100% of the economics, the net loss attributable to noncontrolling interests is recorded in the condensed consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in each entity by the respective non-controlling party. The noncontrolling interests are presented as a separate component of stockholders’ deficit in the condensed consolidated balance sheets.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $29,178 and $2,028, respectively, as of March 31, 2021 and $22,682 and $1,998, respectively as of December 31, 2020.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $17,569 and $18,670 for the three months ended March 31, 2021 and 2020, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended March 31, 2021 and 2020.

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

In 2020 the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. During the three months ended March 31, 2021, the Company made a capital contributed of $2,548, related to a portion of the phase one capital commitment. For the three months ended March 31, 2021 and 2020, the Company recognized a loss of $819 and $320 as its proportionate share of the joint venture’s results of operations, respectively. Accordingly, the carrying value of the equity method investment as of March 31, 2021 and December 31, 2020 was $2,481 and $752, respectively.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. The Company invests its excess cash with large financial institutions that the Company believes are of high credit quality. Cash and cash equivalents are invested in highly rated money market funds. At times, the Company’s cash balances with individual banking institutions are in excess of federally insured limits. The Company’s investments are invested in U.S. government agency bonds. The Company has not experienced any losses on its deposits of cash, cash equivalents or investments. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company performs ongoing assessments and credit evaluations of its customers to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with customers. The Company has not experienced significant credit losses from its accounts receivable. As of March 31, 2021, and December 31, 2020, one customer accounted for 30% and 19% or greater of outstanding accounts receivable.

During the three months ended March 31, 2021 and 2020, sales to one customer (who was a related party during the periods noted) represented 25% and 23% of the Company’s total revenue, respectively.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Requirements for Fair Value Measurement (‘‘ASU 2018-13’’), which modifies the existing disclosure requirements for fair value measurements in Topic 820. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive loss for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted-average of significant unobservable inputs used for Level 3 fair value measurements. The other provisions of ASU 2018-13 include eliminated and modified disclosure requirements. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The guidance was adopted effective January 1, 2020 and did not have a material impact on the condensed consolidated financial statements and disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and clarifying and amending existing guidance. ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The guidance was adopted effective January 1, 2021 and did not have a material impact on the condensed consolidated financial statements and disclosures.

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

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2021	2020
Platform subscription	$24,596	$21,756
Visits	27,821	26,464
Other	5,182	5,494
Total Revenue	$57,599	$53,714

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

Changes in the allowance for doubtful accounts were as follows:

	Three Months Ended March 31,	Year Ended December 31, 2020
Allowance for doubtful accounts, beginning of the period	$1,556	$686
Provisions	260	1,646
Write-offs	(302)	(776)
Allowance for doubtful accounts, end of the period	$1,514	$1,556

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer. The amount of unbilled accounts receivable was $3,091 and $3,376 as of March 31, 2021 and December 31, 2020, and has been included within accounts receivable on the condensed consolidated balance sheet.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2021 and 2020, the Company recognized revenue of $17,908 and $22,746, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Significant changes in the Company’s deferred revenue balance for the three months ended March 31, 2021 and the year ended December 31, 2020 were as follows:

	Three Months Ended March 31,	Year Ended December 31, 2020
Total deferred revenue, beginning of the period	$74,800	$77,386
Additions	22,683	109,542
Recognized	(26,826)	(112,128)
Total deferred revenue, end of the period	$70,657	$74,800
Current deferred revenue	63,202	66,693
Non-current deferred revenue	7,455	8,107
Total	$70,657	$74,800

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $194,523 and $192,238, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the March 31, 2021 amount, the Company expects to recognize 56% of the transaction price in the 12 month period ended March 31, 2022, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

4. National Telehealth Network

In 2012, the Company and an affiliate of Anthem, Inc. formed NTN to expand the availability and adoption of telemedicine. The Company did not have a controlling financial interest in NTN, but it had the ability to exercise significant influence over the operating and financial policies of NTN. Therefore, the Company accounted for its investment in NTN using the equity method of accounting through December 31, 2015.

On January 1, 2016, the Company made an additional investment in NTN, which increased its ownership percentage above 50%. The Company also obtained the right to elect the Chairman of NTN, who has the ability to cast the tie-breaking vote in all decisions. Therefore, on January 1, 2016, the Company obtained control over NTN and has the power to direct the activities that most significantly impact NTN’s economic performance. This step-acquisition was accounted for as a business combination and the results of the operations of NTN from January 1, 2016, have been included in the Company’s condensed consolidated financial statements. However, because the Company owns less than 100% of NTN, the Company recognizes net loss attributable to non-controlling interest in the condensed consolidated statements of operations and comprehensive loss equal to the percentage of the ownership interest retained in NTN by the respective non-controlling party.

The proportionate share of the loss attributed to the non-controlling interest amounted to $617 and $843 for the three months ended March 31, 2021 and 2020, respectively. The carrying value of the non-controlling interest was $21,448 and $22,065 as of March 31, 2021 and December 31, 2020, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$839,058	$—	$—	$839,058
Investments	—	99,997	—	$99,997
	$839,058	$99,997	$—	$939,055

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$892,934	$—	$—	$892,934
Investments	—	99,963	—	99,963
	$892,934	$99,963	$—	$992,897

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s investments consisted of U.S. government agency bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. government agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the three months ended March 31, 2021, there were no transfers between fair value measurement levels.

6. Investments

As of March 31, 2021 and December 31, 2020, the fair value of the Company’s investments by type of security was as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$99,854	$143	$—	$99,997
	$99,854	$143	$—	$99,997

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$99,854	$109	$—	$99,963
	$99,854	$109	$—	$99,963

7. Goodwill and Intangible Assets

Goodwill consisted of the following:

	Three Months Ended March 31,	Year Ended December 31, 2020
Beginning Balance as of January 1	$193,877	$193,877
Goodwill acquired	—	—
Ending Balance	$193,877	$193,877

Identified intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
March 31, 2021
Customer relationships	$38,782	$(12,372)	$26,410	6.8
Contractor relationships	535	(216)	$319	7.8
Technology	37,063	(10,192)	$26,871	7.3
	$76,380	$(22,780)	$53,600

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2020
Customer relationships	$38,782	$(11,380)	$27,402	7.0
Contractor relationships	535	(206)	329	8.0
Trade name	300	(300)	—	—
Technology	37,063	(9,266)	27,797	7.5
	$76,680	$(21,152)	$55,528

Amortization expense related to intangible assets for the three months ended March 31, 2021 and 2020 was $1,928 and $1,939, respectively. Estimated future amortization expense of the identified intangible assets as of March 31, 2021, is as follows:

2021	$5,784
2022	7,712
2023	7,712
2024	7,712
2025	7,712
Thereafter	16,968
$53,600

8. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Three Months Ended March 31,	Year Ended December 31, 2020
Employee compensation and benefits	$7,604	$20,521
Professional services	4,678	6,832
Provider services	4,283	4,632
Other	6,821	10,150
Total	$23,386	$42,135

9. Line of Credit

In January 2011, the Company entered into a credit agreement (the “Line of Credit”) with a financial institution that provides for maximum borrowings in one or more advances of an amount up to $5,000. Borrowings under the Line of Credit accrue interest at the London Interbank Offered Rate plus 1.25%. Borrowings are repayable immediately upon demand by the financial institution. In November 2017, the Line of Credit was amended to increase the maximum borrowings to $7,000. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Line of Credit.

During any period that the Line of Credit is in effect, the Company can request the financial institution issue a letter of credit with a maximum maturity not to exceed twelve months. Any letters of credit issued by the financial institution reduce the maximum borrowings available under the Line of Credit. As of March 31, 2021, the maximum borrowing available to the Company is $6,205 based on the outstanding letters of credit of $795 that have been issued by the financial institution. As of December 31, 2020, the maximum borrowing available to the Company was $5,905 based on the outstanding letters of credit of $1,095 that have been issued by the financial institution.

10. Stockholders’ Equity

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

Concurrently with the IPO, the Company used $24,157 of the proceeds from the IPO to repurchase 1,340,354 shares of Class A and Class B common stock from certain executive officers and other employees, to permit such executive officers and other employees to pay taxes owed in connection with the vesting of equity awards, including the repayment of third-party loans incurred to finance the payment of such taxes.

In connection with the IPO, the Company filed an Amended and Restated Certificate of Incorporation which authorizes capital stock of 1,000,000,000 shares of Class A common stock, par value $0.01 per share, 100,000,000 shares of Class B common stock, par value $0.01 per share, and 200,000,000 shares of Class C common stock, par value $0.01 per share. Except for the rights noted below, each share of Class A, Class B and Class C common stock have the same rights, are equal in all respects and are treated by us as one class of shares. Each share of Class A and Class C common stock is entitled to one vote per share on all matters presented for a vote, except that Class C common stock does not have the right to vote for elections of directors. Subject to certain conditions, Class B common stock is collectively entitled to a number of votes equal to the product of (x) 1.0408163 and (y) the total number of votes that would be cast at such time by the holders of the Class A and Class C common stock and any other preferred stock entitled to vote under the certificate of incorporation at such time (resulting in the Class B common stock collectively holding 51% of the total outstanding voting power), and each share of Class B common stock will be entitled to a number of votes equal to the total number of votes held by all Class B common stock divided by the total number of then outstanding shares of Class B common stock. Shares of Class B and Class C common stock will be converted into shares of Class A common stock on a one-for-one basis upon the occurrence of certain events. Shares of Class B common stock will automatically convert on the first business day (i) after the date on which the outstanding shares of Class B common stock constitutes less than 5% of the aggregate number of shares of common stock then outstanding, (ii) after the date on which neither founder is serving as an executive officer or (iii) following seven years after the date the amended and restated certificate of incorporation becomes effective, provided that, such period may, to the extent permitted by law and applicable stock exchange rules, be extended for three years upon the affirmative vote of the holders of a majority of the voting power of the then-outstanding shares of Class A common stock entitled to vote thereon, voting separately as a class. Shares of Class C common stock will be convertible at the option of the holder upon determination that a Hart-Scott-Rodino Antitrust Improvements Act (“HSR”) filing is not necessary prior to the holder’s conversion of such shares or, if required, upon expiration or termination of the HSR waiting period.

In the three months ended March 31, 2021, 3,128,274 shares of Class B common stock were converted to Class A common stock. As of March 31, 2021, the par value of the Class A, Class B and Class C shares was $2,076, $264, and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	207,540,807	207,540,807
Class B	100,000,000	26,433,900	26,433,900
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	239,530,262	239,530,262

As of March 31, 2021 and December 31, 2020, the Company had reserved 57,064,532 and 61,392,747 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant, respectively.

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

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	23,167,514	$4.37	6.2	$487,758
Granted	—	$—
Forfeited	(150,027)	$5.59
Expired	—	$—
Exercised	(3,474,375)	$3.03
Outstanding as of March 31, 2021	19,543,112	$4.60	6.3	$251,770
Vested and expected to vest as of December 31, 2020	21,744,937	$4.14	6.0	$460,712
Vested and expected to vest as of March 31, 2021	18,411,730	$4.37	6.2	$239,307
Options exercisable as of December 31, 2020	17,640,827	$3.71	5.5	$381,511
Options exercisable as of March 31, 2021	14,982,168	$3.97	5.7	$200,762

No options were granted in the three months ended March 31, 2021. The weighted-average grant date fair value of common stock options granted during the three months ended March 31, 2020 was $3.88.

The weighted-average of assumptions that the Company used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	N/A	1.32%
Expected term (in years)	N/A	6.1
Expected volatility	N/A	51%
Expected dividend yield	N/A	0%

Executive Equity Awards

Each CEO has received restricted stock units, equaling 1.5% of the Company’s fully-diluted outstanding capital stock as a result of the IPO (“IPO RSUs”), 50% of the IPO RSUs (representing 0.75% of the Company’s fully diluted outstanding capital stock immediately prior to the IPO or 3,230,750 shares of Class A common stock) were granted on the closing date of the IPO based on the closing price per share on the IPO closing date, and 50% (representing 0.75% of the Company’s fully diluted outstanding capital stock immediately prior to the IPO or 3,230,750 shares of Class A common stock) was granted on the 180-day anniversary of the IPO, based on a specific range of the price per share of the Company’s publicly traded common stock prior March 16, 2021, and will vest over a three-year period, with one-third vesting on the first anniversary of the IPO’s closing date and the remaining vesting in equal quarterly installments thereafter. As the issuance of the second 50% tranche was based upon events that are probable the expense related to both tranches of the IPO RSUs was recognized in the three months ended September 30, 2020.

The grant-date fair value of each of the awards issued on the IPO closing date and issued on the 180-day anniversary of the IPO was estimated using a binomial lattice approach. The main inputs to valuing the IPO RSUs include the fair value of Class A common stock ($9.96 post-split), expected volatility (60%) and the expected date of the IPO (September 30, 2020). The Company recognized a total of $23,644 in stock-based compensation expense, which included both tranches of the IPO RSUs for each CEO, on the date of the IPO as the requisite future service of the awards is not substantive for accounting purposes.

Restricted Stock Units

During the year ended December 31, 2020, the Company granted 13,816,885 restricted stock units which vest over the service period of one to four years. During the three months ended March 31, 2021, the Company granted 3,336,542 restricted stock units which vest over the service period of three to four years.

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2021	11,014,450	$14.43
Granted	3,336,542	22.91
Vested	(853,842)	9.65
Forfeited	(31,422)	15.93
Unvested as of March 31, 2021	13,465,728	$16.83

The total grant date fair value of RSU’s granted for the three months ended March 31, 2021 was $76,447. During the three months ended March 31, 2020 the Company did not grant any restricted stock units. The aggregate intrinsic value of restricted stock units vested for the three months ended March 31, 2021 and 2020 was $22,288 and $847, respectively.

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

As of March 31, 2021, the Company had not issued any shares under the ESPP and the total 3,084,218 shares remained available for issuance.

For the three months ended March 31, 2021, the Company recorded stock-based compensation expense related to the ESPP of $103 based on elections made under the plan to-date, and there was none for the quarter ended March 31, 2020.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$389	$191
Research and development	1,507	448
Selling and marketing	1,889	790
General and administrative	4,857	3,029
Total	$8,642	$4,458

As of March 31, 2021, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $56,707, which is expected to be recognized over a weighted-average period of 2.62 years.

11. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying customers against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies customers against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the customer. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through March 31, 2021 and December 31, 2020, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. The Company believes that these claims lack merit and intends to defend against them vigorously. As of March 31, 2021 and December 31, 2020, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

12. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company has provided for a full valuation allowance against its deferred tax assets. For the three months ended March 31, 2021, the Company recognized an income tax expense of $309, primarily due to estimated state and foreign income taxes related to equity awards issued in the first quarter. During the three months ended March 31, 2020, the Company recorded no income tax expense.

13. Related-Party Transactions

Teva Pharmaceuticals, Industries Ltd

Teva Pharmaceuticals, Industries Ltd (“Teva”) is a related party because a member of the Company’s board of directors is the Executive Vice President and Head of Teva Pharmaceuticals’ North America Commercial. In addition, Teva is a shareholder of the Company. As of March 31, 2021 and December 31, 2020, short-term and long-term deferred revenue from this customer was not material. As of March 31, 2021 and December 31, 2020, amounts due from Teva were not material.

During the three months ended March 31, 2021 and 2020, revenues recognized from this customer were not material.

Philips Holding USA, Inc.

Philips Holding USA, Inc. (“Philips”) is a related party because a member of the Company’s board of directors is the Business Leader of Philips Population Health Management. In addition, Philips is a shareholder of the Company. As of March 31, 2021 and December 31, 2020, the Company held short-term and long-term deferred revenue of $1,439 and $2,549, respectively from contracts with this customer. As of March 31, 2021 and December 31, 2020, amounts due from Philips were $1,070 and $763, respectively.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $900 and $340, respectively from contracts with this customer.

Anthem Inc.

Anthem Inc. (“Anthem”) was determined to be a related party because a member of the Company’s board of directors served as the Vice President of Anthem through February 2021. In addition, Anthem is a shareholder of the Company. As of March 31, 2021 it was determined Anthem was no longer a related party. As of December 31, 2020, the Company held short-term and long-term deferred revenue of $11,347, from contracts with this customer. As of December 31, 2020, amounts due from Anthem were $8,391.

Prior to the board member’s departure from Anthem in 2021 and during the three months ended 2020, the Company recognized revenue of $7,218 and $12,307, respectively from contracts with this customer.

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of March 31, 2021 and December 31, 2020, the Company held short-term and long-term deferred revenue of $668 and $606, respectively from contracts with this customer. As of March 31, 2021 and December 31, 2020, amounts due from Cleveland Clinic were $78 and $1,020, respectively.

During the three months ended March 31, 2021 and 2020, the Company recognized revenue of $251 and $196, respectively, from contracts with this customer.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in

CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the three months ended March 31, 2021, the Company made a capital contributed of $2,548, related to a portion of the phase one capital commitment. During the three months ended March 31, 2021 and 2020 the Company recognized revenue of $462 and $393 from contracts with this customer, respectively. As of March 31, 2021 and December 31, 2020, the Company held short and long term deferred revenue of $1,101 and $1,496, respectively, from contracts with this customer. As of March 31, 2021 and December 31, 2020, amounts due from CCAW, JV LLC were not material.

Loans to Officers

During 2020, the Company entered into secured promissory notes with executive officers in the amount of $16,441. These loans were to fund the taxes associated with the restricted stock units and were collateralized by all of the capital stock of the Company that the employee owned or would own in the future and the employees’ personal assets. These loans are recorded within prepaids and other current assets in the Company’s condensed consolidated balance sheet. All outstanding loans with officers were repaid in August 2020 prior to the Company’s IPO.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(39,805)	$(25,224)
Net loss attributable to non-controlling interest	(617)	(843)
Net loss attributable to American Well Corporation	$(39,188)	$(24,381)
Denominator:
Weighted-average common shares outstanding —basic and diluted	243,544,647	42,383,251
Net loss per share attributable to common stockholders—basic and diluted	$(0.16)	$(0.58)

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

	Three Months Ended March 31,
	2021	2020
Convertible preferred stock (as converted to common stock)	—	124,809,828
Unvested restricted stock units	5,096,970	2,175,439
Options to purchase shares of common stock	19,543,112	26,044,295
	24,640,082	153,029,562

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

Important factors that may materially affect such forward-looking statements and projections include the following:

•	weak growth and increased volatility in the telehealth market;
•	our history of losses and the risk we may not achieve profitability;
•	inability to adapt to rapid technological changes;
•	our ability to successfully launch our new Converge telehealth platform without significant cost overruns or disruptions to our business and our customers’ acceptance of this new platform;
•	our limited number of significant clients and the risk that we may lose their business;
•	increased competition from existing and potential new participants in the healthcare industry;
•	changes in healthcare laws, regulations or trends and our ability to operate in the heavily regulated healthcare industry;
•	compliance with regulations concerning personally identifiable information and personal health industry;
•	slower than expected growth in patient adoption of telehealth and in platform usage by either clients or patients;
•	inability to grow our base of affiliated and non-affiliated providers sufficient to serve patient demand;
•	our ability to comply with federal and state privacy regulations and the significant liability that could result from a cybersecurity breach or our failure to comply with such regulations;
•	our ability to establish and maintain strategic relationships with third parties;
•	the impact of the COVID-19 pandemic on our business or on our ability to forecast our business’s financial outlook;
•	the risk that the insurance we maintain may not fully cover all potential exposures; and
•	inability to remediate material weaknesses or maintain effective internal control over financial reporting.

The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K filed with the SEC on March 26, 2021 (the “Form 10-K”).

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances

Overview

We are a leading telehealth company enabling digital delivery of care for healthcare’s key stakeholders. We empower our clients at the enterprise level with the core technology and services necessary to successfully develop and distribute telehealth programs that meet their strategic, operational, and social objectives under their own brands. The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan and innovator, including government, clients with the tools to enable new models of care for their patients and members. Our scalable technology embeds with our clients’ existing offerings and clinical workflows, spanning the continuum of care and enabling care delivery across a wide variety of clinical, retail, school and home settings. Our client-focused approach drives our success as one of the largest telehealth companies. As of March 31, 2021, we powered the digital care programs of over 55 health plans, which support over 36,000 employers and collectively represent more than 80 million covered lives, as well as over 150 of the nation’s largest health systems, encompassing more than 2,000 hospitals. Since inception, we have powered over 10 million telehealth visits for our clients, including 1.6 million in the three months ended March 31, 2021.

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

We believe Amwell makes this digital care transformation possible for the healthcare ecosystem. The Amwell Platform enables care delivery across the full healthcare continuum – from primary and urgent care in the home to high acuity specialty consults, such as telestroke and telepsychiatry, in the hospital. We support both on-demand and scheduled consultations and offer 40 pre-packaged care modules and programs that power over 100 unique use cases today. Our platform can be fully embedded into our clients’ patient/member portals and provider workflows. Providers can launch telehealth directly from their native EHRs, with seamless integration to their payer eligibility and claims systems. Providers, patients and members can access this care through a full range of Carepoints™, including via mobile, web, phone and our proprietary kiosks and carts that support multi-way video, phone or secure messaging interactions. As of March 31, 2021, over 80,000 of our active providers use the Amwell Platform to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with AMG, a nationwide clinical network of over 5,000 multi-disciplinary providers covering 50 states with 24/7/365 coverage.

Amwell exists to empower healthcare’s leading players, who have earned the deep trust of their patients and members over decades, and does not aim to compete with or replace them. We help our clients white-label and embed telehealth within their existing healthcare offerings for their patients and members. Thus, we enable our provider customers to offer a seamless experience that blends online convenience when needed with in-person care by known, trusted providers as part of a complete care program that offers patients continuity of care. In this way, providers can use our telehealth platform as an effective augmentation and not a replacement of their traditional care delivery.

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

Total subscription fees received from Health System, Health Plan and Innovator clients were $24.6 million and $21.8 million for the three months ended March 31, 2021 and 2020, respectively.

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

Innovators

Amwell has a number of unique customers that use our platform in various ways to support their products. For example, we support: (i) Philips’ sleep apnea products and programs, (ii) a joint-venture with Cleveland Clinic and Amwell, (iii) Meuhedet’s advanced, hybrid-virtual international health plan.

Our contracts with our innovator customers vary from simple subscription fee-only contracts, where an innovator customer embeds our technology within their product, to broad subscription fee and services contracts that resemble a blend of our health system and health plan profile contracts.

Visits

Amwell’s clinical affiliate AMG has built a network of over 5,000 providers who are registered and credentialed to deliver care on the Amwell Platform. This clinical network is designed and operated in a way that allows us to meet the aggregate visit demand requirements of our health plan and health system clients, spanning a broad mix of specialties including, for example, internal medicine, Family Medicine, Psychiatry, Gynecology, Anesthesiology, Nutritionist, Sleep Medicine, Pain Management, Psychology, Pulmonology, Urology, Health Coach, Orthopedic Surgery, Case Manager, Emergency Medicine, Gastroenterology, Nephrology, Pediatrician, Lactation Consultant, Social Worker, Vascular Surgery.

AMG earns fee-for-service revenue for each episode of care delivered on the Amwell Platform by its providers with fees varying by physician specialty or clinical program. These clinical fees vary significantly from $59 to more than $800 per consultation or case based on the specialty and may require an additional module subscription, as in the case of telepsychiatry.

Fees received from AMG-related visits were $27.8 million and $26.5 million for the three months ended March 31, 2021 and 2020, respectively.

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

Fees received from the provision of services and Carepoints were $5.2 million and $5.5 million for the three months ended March 31, 2021 and 2020, respectively.

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

COVID-19 has dramatically accelerated telehealth adoption seen in both overall volumes and embracement of delivering higher acuity care in a virtual medium.  Peak COVID-19 pandemic visit growth reflected several factors. Many patients needed assessment for respiratory or other COVID-19-like symptoms and sought to be assessed for possible referral to hospital or testing facilities. In addition, many patients, especially those with health vulnerabilities, sought to avoid going into brick and mortar facilities – and indeed our health systems’ clients preferred wherever possible to treat patients remotely at home for non-COVID-19 related ongoing healthcare needs. Finally, we saw significant expansion of reimbursement for telehealth during the COVID-19 crisis, which made telehealth more affordable for many people.

We continue to experience these levels of telehealth adoption and usage of our platform and products.  In the three months ended March 31, 2021, our clients completed 1.6 million visits on the Amwell Platform verses 0.7 million for the same period in 2020.  In addition to overall increased visit volumes, utilization of the platform continues to expand evident by a larger number of clients’ own providers using the Amwell Platform.  During the three months ended March 31, 2021 our clients’ own providers performed over 80% of the total visits performed on the Amwell Platform versus 50% of total visits performed on the Amwell Platform during the three months ended March 31, 2020. Comparatively, throughout 2019 and through February 2020, or pre-COVID-19, AMG providers typically performed more than 60% of the total overall visits on the Amwell Platform.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Customer Providers
March 31, 2021	1,575,000	80%
December 31, 2020	1,550,000	75%
September 30, 2020	1,400,000	75%
June 30, 2020	2,200,000	75%
March 31, 2020	725,000	50%
December 31, 2019	350,000	35%
September 30, 2019	250,000	40%

Active Providers

An important indicator of the value of our Amwell Platform to our clients is the number of non-AMG providers that are active on the Amwell Platform. We define “Active Providers” as providers that have delivered a visit on the Amwell Platform at least once in the last 12 months. Active Providers demonstrate the prevalence of telehealth within our clients in both home and hospital environments. We believe Active Providers is a measure of our success in delivering on our mission of enabling access to care. We expect that the number of Active Providers will increase over time as a result of several factors:

•	the number of modules and use cases deployed within health systems
•	the adoption of telehealth by providers across the spectrum of care
•	the number of programs offered through health plans

•	the continued improvement in the regulatory environment for telehealth, including reimbursement for telehealth services
•	the ongoing consumerization of healthcare
Total Active Providers
Quarter Ended	Total Active Providers	Customer Providers	AMG
March 31, 2021	81,000	76,000	5,000
December 31, 2020	72,000	68,000	4,000
September 30, 2020	62,000	58,000	4,000
June 30, 2020	57,000	53,000	4,000
March 31, 2020	24,000	22,000	2,000
December 31, 2019	7,000	5,000	2,000
September 30, 2019	6,000	4,000	2,000

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) public offering expenses, (vi) acquisition-related income and expenses, (vii) litigation expenses related to the defense of our patents in the patent infringement claim filed by Teladoc and (viii) other items affecting our results that we do not view as representative of our ongoing operations, including direct and incremental expenses associated with the COVID-19 pandemic. We had no such other items during the three months ended March 31, 2021 and 2020.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(39,805)	$(25,224)
Add:
Depreciation and amortization	2,506	2,286
Interest income and other income (expense), net	(61)	(847)
Expense from income taxes	309	—
Stock-based compensation	8,642	4,458
Public offering expenses	1,223	151
Acquisition-related income	—	17
COVID-19-related expenses(1)	—	1,413
Litigation expense	739	—
Adjusted EBITDA	$(26,447)	$(17,746)

(1)

COVID-19-related expenses include non-recurring provider bonus payments, emergency hosting licensing fees and non-medical provider temporary labor costs related to on-boarding non-AMG providers incurred in response to the initial outbreak of the COVID-19 virus as Amwell attempted to scale quickly to meet unusually high patient and non-AMG provider demand.

(2)

Public offering expenses include non-recurring expenses incurred in relation to our initial public offering for the three months ended March 31, 2020 and our secondary offering for the three months ended March 31, 2021.

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. Our public offering and acquisition-related expenses, including legal, accounting and other professional expenses, reflect cash expenditures and we expect such expenditures for acquisitions to recur from time to time. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to loss before benefit from income taxes, net loss, earnings per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

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

Our research and development expenses may also fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our research and development expenses. We are accelerating our multiyear technology investment in 2021 to accommodate the anticipated significant growth in market demand for increasingly broad and sophisticated telehealth enablement infrastructure following COVID-19.

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

Provision for Income Taxes

The income tax provision and benefit were primarily due to state and foreign income tax expense.

Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three months ended March 31, 2021, and 2020 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,
(in thousands)	2021	2020	Change	%
Revenue	$57,599	$53,714	$3,885	7%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	35,705	33,027	2,678	8%
Research and development	23,040	14,936	8,104	54%
Sales and marketing	13,732	13,874	(142)	(1)%
General and administrative	21,354	15,342	6,012	39%
Depreciation and amortization expense	2,506	2,286	220	10%
Total costs and operating expenses	96,337	79,465	16,872	21%
Loss from operations	(38,738)	(25,751)	(12,987)	50%
Interest income and other income (expense), net	61	847	(786)	(93)%
Loss before expense from income taxes and loss from equity method investment	(38,677)	(24,904)	(13,773)	55%
Expense from income taxes	(309)	—	(309)	(N/A)
Loss from equity method investment	(819)	(320)	(499)	156%
Net loss	(39,805)	(25,224)	(14,581)	58%
Net loss attributable to non-controlling interest	(617)	(843)	226	(27)%
Net loss attributable to American Well Corporation	$(39,188)	$(24,381)	$(14,807)	61%

Revenue

For the three months ended March 31, 2021, the increase in revenue was substantially driven by an increase in subscription revenue from $21.8 million for the three months ended March 31, 2020 to $24.6 million during the three months ended March 31, 2021, an increase of 2.8 million, or 13%. Subscription revenue grew as a result of new customers subscribing to the platform and existing customers expanding their use of the platform through increasing the number of members, they provided access to the platform, increased number of programs, increased modules and increased volume of care delivered on our platform by our customers’ own providers.

Visit revenue earned from AMG patient visits increased by $1.3 million, or 5%, from $26.5 million in the three months ended March 31, 2020 to $27.8 million in the three months ended March 31, 2021. The increases were primarily driven by increased utilization across our health system and health plan clients as well as overall increased acceptance of telemedicine. AMG paid visits constituted 20% of the total visits for the three months ended March 31, 2021, compared to 50% for the three months ended March 31, 2020.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended March 31, 2021, the increase in cost of revenue was primarily due to an increase of $1.0 million in provider related costs, with some portion of these provider costs due to increased visit volumes. The increase in visit volume also resulted in the need to utilize a significantly higher level of non-clinical contractor resources to properly service visit demand. The Company also experienced a $1.6 million increase in third party software primarily related to the cost of hosting the platform.

Research and Development Expenses

For the three months ended March 31, 2021, the increase was primarily driven by an increase of $4.4 million in employee-related costs (inclusive of stock compensation expense). The increase in research and development expense was further driven by a $3.7 million increase in consulting services primarily driven by increased spend related to our new Converge telehealth platform.

Sales and Marketing Expenses

For the three months ended March 31, 2021, the increase primarily consisted of $2.0 million in employee-related costs (inclusive of commissions and stock compensation expense). The increase was offset by reduced travel expenses of $0.6 million and reduced marketing expenses of $0.8 million.

General and Administrative Expenses

For the three months ended March 31, 2021, the increase was driven by an increase stock-based compensation expense of $1.8 million (predominantly related to the increased value of our stock and an increase in awards issued). Additionally, the increases consisted of employee-related costs (excluding stock compensation expense) of approximately $1.5 million. The increase in general and administrative expenses was further driven by a $1.9 million increase in insurance costs for our directors and officers and $1.4 million in increased legal costs. General and administrative expenses, excluding the increase in stock-based compensation, are expected to continue to increase (in absolute dollars) in future periods as we continue to grow in size and complexity while at the same time recognizing the full year impact of the regulatory and compliance costs associated with being a publicly traded company.

Depreciation and Amortization Expense

Depreciation expense increased by $0.2 million and amortization expense remained consistent for the three months ended March 31, 2021.

Interest Income and Other Income (Expense), net

For the three months ended March 31, 2021 and 2020, interest income and other expenses consist entirely of interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax expense was $0.3 million for the three months ended March 31, 2021, compared to no income tax expense for the three months ended March 31, 2020.

Loss from Equity Method Investment

The Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via telehealth. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investments in CCAW, JV LLC using the equity method of accounting. During the three months ended March 31, 2021, the Company recognized a loss of $0.8 million as its proportionate share of the joint venture results of operations. During the three months ended March 31, 2020, the Company recognized a loss of $0.3 million as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(41,139)	$(32,093)
Net cash (used in) provided by investing activities	(2,696)	5,640
Net cash (used in) provided by financing activities	(1,699)	12,566
Total	$(45,534)	$(13,887)

 Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $996.4 million and $1,041.6 million as of March 31, 2021 and December 31, 2020, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

In September 2020, we received net proceeds of $767.6 million associated with the issuance of 45,681,499 shares of Class A common stock from our IPO, after deducting underwriting discounts and commissions of $49.3 million and offering costs of approximately $4.9 million. In conjunction with the IPO, we closed on the Google LLC private placement and issued 5,555,555 shares of Class C common stock for proceeds of $99.1 million, net of offering costs of $0.9 million.

Prior to our IPO, the Company funded its operations primarily through private placements of its convertible preferred stock as well as through revenues generated through customer contracts.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $38.7 million and a net loss of $39.8 million for the three months ended March 31, 2021 and had an accumulated deficit of $668.9 million as of March 31, 2021.

The Company has no debt as of March 31, 2021 or December 31, 2020 and expects to generate operating losses in future years.

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

Indebtedness & Lines of Credit

In January 2011, the Company entered into a credit agreement (the “Line of Credit”) with a financial institution that provides for maximum borrowings in one or more advances of an amount up to $5.0 million. Borrowings under the Line of Credit accrue interest at the London Interbank Offered Rate plus 1.25%. Borrowings are repayable immediately upon demand by the financial institution. In November 2017, the Line of Credit was amended to increase the maximum borrowings to $7.0 million. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Line of Credit.

During any period that the Line of Credit is in effect, the Company can request the financial institution issue a letter of credit with a maximum maturity not to exceed twelve months. Any letters of credit issued by the financial instrument reduce the maximum borrowings available under the Line of Credit. As of March 31, 2021 and December 31, 2020, the maximum borrowing available to the Company was $6.2 million and $5.9 million based on the outstanding letters of credit of $0.8 million and $1.1 million that have been issued by the financial institution.

Three months ended March 31, 2021, vs. three months ended March 31, 2020

Cash Used in Operating Activities

For the three months ended March 31, 2021, cash used in operating activities was $41.1 million. The primary driver of this use of cash was our net loss of $39.8 million. The net loss for the year was reflective of the investments made back into the Company (from both a personnel and technology perspective), partially offset by the overall growth of our business including an increase in new clients and expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $12.7 million (primarily stock-based compensation of $8.6 million and depreciation and amortization of $2.5 million).

For the three months ended March 31, 2020, cash used in operating activities was $32.1 million. The primary driver of this use of cash was our net loss of $25.2 million. The net loss for the year was reflective of the expenses incurred with our response to COVID-19 and our continued investments made back into the Company’s infrastructure, partially offset by the revenue growth. The net loss was partially offset by non-cash expenses of $7.7 million (primarily stock-based compensation of $4.5 million and depreciation and amortization of $2.3 million).

Cash Used in/Provided by Investing Activities

Cash used in investing activities was $2.7 million for the three months ended March 31, 2021. Cash provided by investing activities consisted of a $2.5 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic and $0.1 million in the purchases of property and equipment.

 Cash provided by investing activities was $5.6 million for the three months ended March 31, 2020. Cash provided by investing activities consisted of $29.8 million in purchases of investments, offset by $39.6 million in proceeds from the maturities of investments. Further, cash provided by investing activities included a $2.9 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic and $1.3 million in the purchases of property and equipment.

Cash Used in/Provided by Financing Activities

Cash used in financing activities for the three months ended March 31, 2021, was $1.7 million. Cash provided by financing activities consisted of $9.3 million of proceeds from the exercise of employee stock options. These proceeds were offset by cash payments for the purchase of treasury stock of $9.4 million.

Cash provided by financing activities for the three months ended March 31, 2020, was $12.6 million. Cash provided by financing activities consisted of $12.6 million of cash proceeds from our issuance of Series C Convertible Preferred Stock, net of issuance costs.

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

Contractual Obligations and Commitments

As of March 31, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements in our Form 10-K and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended March 31, 2021.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $896.4 million, and $941.6 million as of March 31, 2021 and December 31, 2020, respectively. The Company also held investments totaling $100.0 million and $100.0 million as of March 31, 2021, and December 31, 2020, respectively. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from customer arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of March 31, 2021 and December 31, 2020, we had one foreign subsidiary. The functional currency of our foreign subsidiary is the U.S. dollar. The Company also has a branch with a functional currency of the New Israeli Shekel, however activity in the New Israeli Shekel is not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, as further described below:

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

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. As of March 31, 2021, we have completed the following remedial actions:

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

Changes in Internal Control over Financial Reporting

During the first quarter, we have designed and implemented controls related to the formalization of our accounting policies and procedures and financial reporting, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than these changes, there have been no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 14, 2020, we received a letter from Teladoc Health, Inc. alleging that certain of our cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. While we can provide no guarantees about the outcome of this dispute, we believe that these claims lack merit and we intend to defend against them vigorously. Moreover, even if we were found to infringe upon any valid claim of these patents, our revenues from the Carepoints products approximated 6% of our revenues in 2020. See “Item 1A. Risk Factors—Risks Related to Intellectual Property—Third parties may challenge the validity of our patents and trademarks, or oppose our patent and trademark applications. We may not be able to obtain and enforce additional patents to protect our proprietary rights from use by potential competitors. Companies with other patents could require us to stop using or pay to use required technology” and “Item 1A. Risk Factors—Risks Related to Intellectual Property—We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights” in our Form 10-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K. For a discussion of potential risks and uncertainties related to our Company see the information in our Form 10-K in the section entitled “Risk Factors.”

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended March 31, 2021.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	254,907	$25.33	—	—
February 1 to February 28	65,314	$32.79	—	—
March 1 to March 31	81,839	$23.36	—	—
Total	402,060	$26.14	—	—

*	Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

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

AMERICAN WELL CORPORATION

Date:	May 13, 2021	By:	/s/ Ido Schoenberg, MD
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021	By:	/s/ Roy Schoenberg, MD, MPH
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021	By:	/s/ Keith Anderson
Chief Financial Officer
(Principal Financial Officer)

Date:	May 13, 2021	By:	/s/ Paul McNeice
Vice President of Accounting
(Principal Accounting Officer)