Form 10-Q
period 2021-06-30
American Well Corp
filed 2021-08-12
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the number of shares of the registrant’s Class A common stock outstanding was 210,681,731, the number of shares of the registrant’s Class B common stock outstanding was 26,650,761 and the number of shares of the registrant’s Class C common stock outstanding was 5,555,555.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$975,187	$941,616
Investments	—	99,963
Restricted cash	795	1,095
Accounts receivable ($650 and $12,053, from related parties and net of allowances of $1,039 and $1,556, respectively)	35,544	45,296
Inventories	8,929	9,128
Deferred contract acquisition costs	2,450	2,134
Prepaid expenses and other current assets	13,491	14,055
Total current assets	1,036,396	1,113,287
Property and equipment, net	2,985	3,836
Goodwill	193,877	193,877
Intangible assets, net	51,672	55,528
Operating lease right-of-use asset	3,486	6,609
Deferred contract acquisition costs, net of current portion	898	1,327
Other assets	1,246	1,430
Investment in minority owned joint venture	1,759	752
Total assets	$1,292,319	$1,376,646
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,173	$5,797
Accrued expenses and other current liabilities	24,864	42,135
Operating lease liability, current	3,471	6,357
Deferred revenue ($2,238 and $14,421 from related parties, respectively)	57,836	66,693
Total current liabilities	91,344	120,982
Other long-term liabilities	26	64
Operating lease liability, net of current portion	776	1,296
Deferred revenue, net of current portion ($29 and $486 from related parties, respectively)	7,530	8,107
Total liabilities	99,676	130,449
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and as of December 31, 2020	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 209,875,389 and 201,488,097 shares issued, and 209,875,389 and 200,751,168 shares outstanding, respectively; 100,000,000 Class B shares authorized, 26,687,959 and 30,427,128 shares issued, and 26,687,959 and 29,297,382 shares outstanding, respectively; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of June 30, 2021 and December 31, 2020	2,422	2,357
Treasury stock, no shares and 1,866,675 shares as of June 30, 2021 and December 31, 2020, respectively	—	(37,568)
Additional paid-in capital	1,877,497	1,841,405
Accumulated other comprehensive income	140	297
Accumulated deficit	(708,587)	(582,359)
Total American Well Corporation stockholders’ equity	1,171,472	1,224,132
Non-controlling interest	21,171	22,065
Total stockholders’ equity	1,192,643	1,246,197
Total liabilities, preferred stock and stockholders’ equity	$1,292,319	$1,376,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
($1,462, $15,912, $3,089 and $29,160 from related parties, respectively)	$60,217	$68,568	$117,816	$122,282
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	33,889	43,826	69,594	76,853
Research and development	22,378	17,637	45,418	32,573
Sales and marketing	14,789	12,346	28,521	26,220
General and administrative	24,212	80,082	45,566	95,424
Depreciation and amortization expense	2,484	2,509	4,990	4,795
Total costs and operating expenses	97,752	156,400	194,089	235,865
Loss from operations	(37,535)	(87,832)	(76,273)	(113,583)
Interest income and other income (expense), net	224	308	285	1,155
Loss before expense from income taxes and loss from equity method investment	(37,311)	(87,524)	(75,988)	(112,428)
Expense from income taxes	(103)	(252)	(412)	(252)
Loss from equity method investment	(722)	(444)	(1,541)	(764)
Net loss	(38,136)	(88,220)	(77,941)	(113,444)
Net loss attributable to non-controlling interest	(277)	(1,562)	(894)	(2,405)
Net loss attributable to American Well Corporation	$(37,859)	$(86,658)	$(77,047)	$(111,039)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(1.99)	$(0.31)	$(2.66)
Weighted-average common shares outstanding, basic and diluted	249,366,652	43,484,313	246,471,733	41,793,108
Net loss	$(38,136)	$(88,220)	$(77,941)	$(113,444)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale investments	(119)	(323)	(85)	(280)
Foreign currency translation	(20)	349	(72)	178
Comprehensive loss	(38,275)	(88,194)	(78,098)	(113,546)
Less: Comprehensive loss attributable to non-controlling interest	(277)	(1,562)	(894)	(2,405)
Comprehensive loss attributable to American Well Corporation	$(37,998)	$(86,632)	$(77,204)	$(111,141)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of December 31, 2020	235,604,105	$2,357	$(37,568)	$1,841,405	$297	$(582,359)	$1,224,132	$22,065	$1,246,197
Exercise of common stock options	3,474,375	34	—	10,096	—	—	10,130	—	10,130
Vesting of restricted stock units	853,842	9	—	(9)	—	—	—	—	—
Retirement of treasury stock purchased in 2020	—	—	37,568	(15)	—	(37,553)	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	(402,060)	(4)	—	4	—	(9,771)	(9,771)	—	(9,771)
Stock-based compensation expense	—	—	—	8,642	—	—	8,642	—	8,642
Currency translation adjustment	—	—	—	—	(52)	—	(52)	—	(52)
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	34	—	34	—	34
Net loss	—	—	—	—	—	(39,188)	(39,188)	(617)	(39,805)
Balances as of March 31, 2021	239,530,262	2,396	—	1,860,123	279	(668,871)	1,193,927	21,448	1,215,375
Exercise of common stock options	1,812,491	18	—	6,656	—	—	6,674	—	6,674
Vesting of restricted stock units	844,900	9	—	(9)	—	—	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	(68,750)	(1)	—	1	—	(1,857)	(1,857)	—	(1,857)
Stock-based compensation expense	—	—	—	10,726	—	—	10,726	—	10,726
Currency translation adjustment	—	—	—	—	(20)	—	(20)	—	(20)
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	(119)	—	(119)	—	(119)
Net loss	—	—	—	—	—	(37,859)	(37,859)	(277)	(38,136)
Balances as of June 30, 2021	242,118,903	$2,422	$—	$1,877,497	$140	$(708,587)	$1,171,472	$21,171	$1,192,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Deficit	Interest	(Deficit)
Balances as of January 1, 2020	14,012,935	$655,799	42,302,845	423	$(158)	50,289	$250	$(357,927)	$(307,123)	$26,259	$(280,864)
Issuance of Series C convertible preferred stock, net of issuance costs of $261	170,000	12,489	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	7,392	—	—	2	—	—	2	—	2
Vesting of restricted stock units	—	—	146,969	1	—	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	4,458	—	—	4,458	—	4,458
Retirement of treasury stock	—	—	—	—	158	(158)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(171)	—	(171)	—	(171)
Unrealized gains on available-for -sale securities, net of tax	—	—	—	—	—	—	43	—	43	—	43
Net loss	—	—	—	—	—	—	—	(24,381)	(24,381)	(843)	(25,224)
Balances as of March 31, 2020	14,182,935	668,288	42,457,206	424	—	54,590	122	(382,308)	(327,172)	25,416	(301,756)
Issuance of Series C convertible preferred stock, net of issuance costs of $750	1,342,750	133,525	—	—	—	—	—	—	—	—	—
Treasury stock	—	—	(61,600)		(163)	—	—	—	(163)	—	(163)
Exercise of common stock options	—	—	768,106	8	—	2,322	—	—	2,330	—	2,330
Vesting of restricted stock units	—	—	204,829	2	—	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	67,638	—	—	67,638	—	67,638
Currency translation adjustment	—	—	—	—	—	—	349	—	349	—	349
Unrealized gains on available-for -sale securities, net of tax	—	—	—	—	—	—	(323)	—	(323)	—	(323)
Net loss	—	—	—	—	—	—	—	(86,658)	(86,658)	(1,562)	(88,220)
Balances as of June 30, 2020	15,525,685	$801,813	43,368,541	$434	$(163)	$124,548	$148	$(468,966)	$(343,999)	$23,854	$(320,145)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(77,941)	$(113,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	4,990	4,795
Provisions for doubtful accounts	(57)	640
Amortization of deferred contract acquisition costs	731	730
Amortization of deferred contract fulfillment costs	351	339
Stock-based compensation expense	19,368	72,096
Loss on equity method investment	1,541	764
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	9,809	(8,708)
Inventories	199	(2,107)
Deferred contract acquisition costs	(618)	(1,506)
Prepaid expenses and other current assets	284	(3,004)
Other assets	184	229
Accounts payable	(624)	(2,494)
Accrued expenses and other current liabilities	(16,063)	(687)
Other long-term liabilities	(38)	(195)
Deferred revenue	(9,506)	(5,270)
Net cash used in operating activities	(67,390)	(57,822)
Cash flows from investing activities:
Purchases of property and equipment	(283)	(2,304)
Investment in less than majority owned joint venture	(2,548)	(2,940)
Purchases of investments	—	(29,777)
Proceeds from sales and maturities of investments	100,000	39,355
Net cash provided by investing activities	97,169	4,334
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	146,764
Proceeds from exercise of common stock options	16,733	2,232
Payments for the purchase of treasury stock	(11,628)	(163)
Payment of deferred offering costs	(1,613)	(371)
Net cash provided by financing activities	3,492	148,462
Net decrease in cash, cash equivalents, and restricted cash	33,271	94,974
Cash, cash equivalents, and restricted cash at beginning of period	942,711	138,816
Cash, cash equivalents, and restricted cash at end of period	$975,982	$233,790
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	975,187	232,695
Restricted cash	795	1,095
Total cash, cash equivalents, and restricted cash at end of period	$975,982	$233,790
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$955	$138
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accrued expenses and accounts payable	$—	$572
Common stock issuance costs	$—	$440
Preferred stock issuance costs	$—	$750
Receivable related to exercise of common stock options	$71	$100

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

Stock Split

On August 28, 2020, the Company effected an 8.8-for-1.0 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s then outstanding convertible preferred stock (see Note 10). The corresponding number of shares and exercise prices related to stock options and RSUs were also adjusted. The impact of the stock split has been applied retrospectively to all periods presented.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. On September 21, 2020, the Company closed on the IPO raising $822,267 in gross proceeds. On September 21, 2020, the Company closed on a private placement with Google raising $100,000 in gross proceeds. Since inception, the Company has incurred recurring losses. As of June 30, 2021, the Company had an accumulated deficit of $708,587. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and investments balance as of June 30, 2021 of $975,187 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2020, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s the financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of results for the full 2021 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $30,207 and $1,929, respectively, as of June 30, 2021 and $22,682 and $1,998, respectively as of December 31, 2020.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $17,585 and $24,719 for the three months ended June 30, 2021 and 2020, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended June 30, 2021 and 2020. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $35,154 and $43,389 for the six months ended June 30, 2021 and 2020, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three and six months ended June 30, 2021 and 2020.

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

In 2020 the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. During the six months ended June 30, 2021, the Company made a capital contribution of $2,548, related to a portion of the phase one capital commitment. For the three months ended June 30, 2021 and 2020, the Company recognized a loss of $722 and $444 as its proportionate share of the joint venture’s results of operations, respectively. For the six months ended June 30, 2021 and 2020, the Company recognized a loss of $1,541 and $764 as its proportionate share of the joint venture’s results of operations, respectively. Accordingly, the carrying value of the equity method investment as of June 30, 2021 and December 31, 2020 was $1,759 and $752, respectively.

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

The Company performs ongoing assessments and credit evaluations of its customers to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with customers. The Company has not experienced significant credit losses from its accounts receivable. As of June 30, 2021 and December 31, 2020, one customer accounted for 14% and 19% of outstanding accounts receivable, respectively.

During the three months ended June 30, 2021 and 2020, sales to one customer (who was a related party during the 2020 period noted) represented 25% and 22% of the Company’s total revenue, respectively. During the six months ended June 30, 2021 and 2020, sales to one customer (who was a related party during the periods noted) represented 25% and 22% of the Company’s total revenue, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The guidance will be adopted in the 2021 annual condensed consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Platform subscription	$26,780	$24,458	$51,376	$46,214
Visits	27,532	36,017	55,353	62,481
Other	5,905	8,093	11,087	13,587
Total Revenue	$60,217	$68,568	$117,816	$122,282

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

Changes in the allowance for doubtful accounts were as follows:

	Six Months Ended June 30,	Year Ended December 31, 2020
Allowance for doubtful accounts, beginning of the period	$1,556	$686
Provisions	(57)	1,646
Write-offs	(460)	(776)
Allowance for doubtful accounts, end of the period	$1,039	$1,556

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer. The amount of unbilled accounts receivable was $3,387 and $3,376 as of June 30, 2021 and December 31, 2020, and has been included within accounts receivable on the condensed consolidated balance sheet.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended June 30, 2021 and 2020, the Company recognized revenue of $21,238 and $18,985, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. For the six months ended June 30, 2021 and 2020, the Company recognized revenue of $39,146 and $41,731, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Significant changes in the Company’s deferred revenue balance for the six months ended June 30, 2021 and the year ended December 31, 2020 were as follows:

	Six Months Ended June 30,	Year Ended December 31, 2020
Total deferred revenue, beginning of the period	$74,800	$77,386
Additions	45,487	109,542
Recognized	(54,921)	(112,128)
Total deferred revenue, end of the period	$65,366	$74,800
Current deferred revenue	57,836	66,693
Non-current deferred revenue	7,530	8,107
Total	$65,366	$74,800

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $190,413 and $192,238, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the June 30, 2021 amount, the Company expects to recognize 47% of the transaction price in the 12 month period ended June 30, 2022, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $277 and $1,562 for the three months ended June 30, 2021 and 2020, respectively. The proportionate share of the loss attributed to the non-controlling interest amounted to $894 and $2,405 for the six months ended June 30, 2021 and 2020, respectively. The carrying value of the non-controlling interest was $21,171 and $22,065 as of June 30, 2021 and December 31, 2020, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$814,087	$—	$—	$814,087
Investments	—	—	—	$—
	$814,087	$—	$—	$814,087

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$892,934	$—	$—	$892,934
Investments	—	99,963	—	99,963
	$892,934	$99,963	$—	$992,897

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s investments consisted of U.S. government agency bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. government agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the six months ended June 30, 2021, there were no transfers between fair value measurement levels.

6. Investments

As of June 30, 2021 and December 31, 2020, the fair value of the Company’s investments by type of security was as follows:

June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$—	$—	$—	$—
	$—	$—	$—	$—

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$99,854	$109	$—	$99,963
	$99,854	$109	$—	$99,963

7. Goodwill and Intangible Assets

Goodwill consisted of the following:

	Six Months Ended June 30,	Year Ended December 31, 2020
Beginning Balance as of January 1	$193,877	$193,877
Goodwill acquired	—	—
Ending Balance	$193,877	$193,877

Identified intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
June 30, 2021
Customer relationships	$38,782	$(13,363)	$25,419	6.5
Contractor relationships	535	(226)	$309	7.5
Technology	37,063	(11,119)	$25,944	7.0
	$76,380	$(24,708)	$51,672

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2020
Customer relationships	$38,782	$(11,380)	$27,402	7.0
Contractor relationships	535	(206)	329	8.0
Trade name	300	(300)	—	—
Technology	37,063	(9,266)	27,797	7.5
	$76,680	$(21,152)	$55,528

Amortization expense related to intangible assets for the three months ended June 30, 2021 and 2020 was $1,928 and $1,938, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2021 and 2020 was $3,856 and $3,877, respectively. Estimated future amortization expense of the identified intangible assets as of June 30, 2021, is as follows:

2021	$3,856
2022	7,712
2023	7,712
2024	7,712
2025	7,712
Thereafter	16,968
$51,672

8. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Six Months Ended June 30,	Year Ended December 31, 2020
Employee compensation and benefits	$10,059	$20,521
Professional services	3,763	6,832
Provider services	3,937	4,632
Other	7,105	10,150
Total	$24,864	$42,135

9. Line of Credit

In January 2011, the Company entered into a credit agreement (the “Line of Credit”) with a financial institution that provides for maximum borrowings in one or more advances of an amount up to $5,000. Borrowings under the Line of Credit accrue interest at the London Interbank Offered Rate plus 1.25%. Borrowings are repayable immediately upon demand by the financial institution. In November 2017, the Line of Credit was amended to increase the maximum borrowings to $7,000. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Line of Credit.

During any period that the Line of Credit is in effect, the Company can request the financial institution issue a letter of credit with a maximum maturity not to exceed twelve months. Any letters of credit issued by the financial institution reduce the maximum borrowings available under the Line of Credit. As of June 30, 2021, the maximum borrowing available to the Company is $6,205 based on the outstanding letters of credit of $795 that have been issued by the financial institution. As of December 31, 2020, the maximum borrowing available to the Company was $5,905 based on the outstanding letters of credit of $1,095 that have been issued by the financial institution.

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

In the six months ended June 30, 2021, 3,351,035 shares of Class B common stock were converted to Class A common stock. As of June 30, 2021, the par value of the Class A, Class B and Class C shares was $2,099, $267, and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	209,875,389	209,875,389
Class B	100,000,000	26,687,959	26,687,959
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	242,118,903	242,118,903

As of June 30, 2021 and December 31, 2020, the Company had reserved 66,187,346 and 61,392,747 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant, respectively.

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

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	23,167,514	$4.37	6.2	$487,758
Granted	—	$—
Forfeited	(317,894)	$5.70
Expired	—	$—
Exercised	(5,286,866)	$3.25
Outstanding as of June 30, 2021	17,562,754	4.68	6.2	$140,880
Vested and expected to vest as of December 31, 2020	21,744,937	$4.14	6.0	$460,712
Vested and expected to vest as of June 30, 2021	16,685,854	$4.46	6.1	$135,479
Options exercisable as of December 31, 2020	17,640,827	$3.71	5.5	$381,511
Options exercisable as of June 30, 2021	13,809,991	$4.13	5.7	$116,756

No options were granted in the six months ended June 30, 2021. The weighted-average grant date fair value of common stock options granted during the six months ended June 30, 2020 was $3.88.

The weighted-average of assumptions that the Company used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Six Months Ended June 30,
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

Restricted Stock Units

During the year ended December 31, 2020, the Company granted 13,816,885 restricted stock units which vest over the service period of one to four years. During the six months ended June 30, 2021, the Company granted 6,409,182 restricted stock units which vest over the service period of one to four years.

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2021	11,014,450	$14.43
Granted	6,409,182	19.95
Vested	(1,698,742)	9.56
Forfeited	(108,946)	15.75
Unvested as of June 30, 2021	15,615,944	$17.22

The total grant date fair value of RSU’s granted for the six months ended June 30, 2021 was $127,834. During the six months ended June 30, 2020 the Company granted 2,616,345 restricted stock units. The aggregate intrinsic value of restricted stock units vested for the six months ended June 30, 2021 and 2020 was $35,223 and $1,693, respectively.

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

As of June 30, 2021, the Company had not issued any shares under the ESPP and the total 3,084,218 shares remained available for issuance.

For the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense related to the ESPP of $281 and $384, respectively, based on elections made under the plan to-date.  There was no expense for the three and six months ended June 30, 2020.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$521	$168	$910	$359
Research and development	2,171	988	3,678	1,436
Selling and marketing	2,100	756	3,989	1,546
General and administrative	5,934	65,726	10,791	68,755
Total	$10,726	$67,638	$19,368	$72,096

As of June 30, 2021, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $88,396, which is expected to be recognized over a weighted-average period of 3 years.

11. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying customers against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies customers against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the customer. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through June 30, 2021 and December 31, 2020, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. The Company believes that these claims lack merit and intends to defend against them vigorously. As of June 30, 2021 and December 31, 2020, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

12. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company has provided for a full valuation allowance against its domestic deferred tax assets. For the three and six months ended June 30, 2021, the Company recognized an income tax expense of $103 and $412, primarily due to estimated state and foreign income taxes. During the three and six months ended June 30, 2020, the Company recorded income tax expense of $252.

13. Related-Party Transactions

Teva Pharmaceuticals, Industries Ltd

Teva Pharmaceuticals, Industries Ltd (“Teva”) is a related party because a member of the Company’s board of directors was the President and CFO of Teva Pharmaceuticals’ North America Commercial. In addition, Teva is a shareholder of the Company. As of June 30, 2021 and December 31, 2020, short-term and long-term deferred revenue from this customer was not material. As of June 30, 2021 and December 31, 2020, amounts due from Teva were not material.

During the three and six months ended June 30, 2021 and 2020, revenues recognized from this customer were not material.

Philips Holding USA, Inc.

Philips Holding USA, Inc. (“Philips”) is a related party because a member of the Company’s board of directors is the Business Leader of Philips Population Health Management. In addition, Philips is a non-significant shareholder of the Company. As of June 30, 2021 and December 31, 2020, the Company held short-term and long-term deferred revenue of $977 and $2,549, respectively from contracts with this customer. As of June 30, 2021 and December 31, 2020, amounts due from Philips were $547 and $763, respectively.

During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $758 and $368, respectively from contracts with this customer. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $1,658 and $708, respectively from contracts with this customer.

Anthem Inc.

Anthem Inc. (“Anthem”) was determined to be a related party because a member of the Company’s board of directors served as the Vice President of Anthem through February 2021. In addition, Anthem is a non-significant shareholder of the Company. As of June 30, 2021 it was determined Anthem was no longer a related party. As of December 31, 2020, the Company held short-term and long-term deferred revenue of $11,347, from contracts with this customer. As of December 31, 2020, amounts due from Anthem were $8,391.

Prior to the board member’s departure from Anthem in February 2021, the Company recognized revenue of $7,218 from contracts with this customer. During the three and six months ended June 30, 2020 the Company recognized revenue of $14,848 and $27,155, respectively from contracts with this customer.

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of June 30, 2021 and December 31, 2020, the Company held short-term and long-term deferred revenue of $451 and $606, respectively from contracts with this customer. As of June 30, 2021 and December 31, 2020, amounts due from Cleveland Clinic were $85 and $1,020, respectively.

During the three months ended June 30, 2021 and 2020, the Company recognized revenue of $279 and $294, respectively, from contracts with this customer. During the six months ended June 30, 2021 and 2020, the Company recognized revenue of $530 and $490, respectively, from contracts with this customer.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the six months ended June 30, 2021, the Company made a capital contributed of $2,548, related to a portion of the phase one capital commitment. During the three months ended June 30, 2021 and 2020 the Company recognized revenue of $412 and $393 from contracts with this customer, respectively. During the six months ended June 30, 2021 and 2020 the Company recognized revenue of $874 and $786 from contracts with this customer, respectively, As of June 30, 2021 and December 31, 2020, the Company held short and long term deferred revenue of $840 and $1,496, respectively, from contracts with this customer. As of June 30, 2021 and December 31, 2020, amounts due from CCAW, JV LLC were not material.

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

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(38,136)	$(88,220)	$(77,941)	$(113,444)
Net loss attributable to non-controlling interest	(277)	(1,562)	(894)	(2,405)
Net loss attributable to American Well Corporation	$(37,859)	$(86,658)	$(77,047)	$(111,039)
Denominator:
Weighted-average common shares outstanding —basic and diluted	249,366,652	43,484,313	246,471,733	41,793,108
Net loss per share attributable to common stockholders—basic and diluted	$(0.15)	$(1.99)	$(0.31)	$(2.66)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock (as converted to common stock)	—	136,625,900	—	136,625,900
Unvested restricted stock units	7,724,006	2,028,461	7,724,006	2,028,461
Options to purchase shares of common stock	17,562,754	25,033,565	17,562,754	25,033,565
	25,286,760	163,687,926	25,286,760	163,687,926

15. Subsequent Events

On July 27, 2021 and July 28, 2021 the Company entered into two separate purchase agreements to acquire Conversa Health Inc. (“Conversa”) and SilverCloud Health Holdings, Inc. (“SilverCloud”), respectively. Conversa is a leader in automated virtual healthcare. SilverCloud is a leading digital mental health platform.  By adding the technology of these two companies to its virtual care platform, Amwell is enhancing the differentiated value it can bring to current and future clients.  Under the terms of the agreement with Conversa, the aggregate purchase price of approximately $110,000 will consist of approximately $55,000 in cash and $55,000 in Amwell stock (4.7 million shares). Under the terms of the agreement with SilverCloud, the aggregate purchase price of approximately $210,000 will consist of approximately $110,000 in cash and $100,000 in Amwell stock (8.5 million shares). As this transaction has not yet closed, the mix of cash and stock consideration could change. The aggregate consideration for Conversa could increase by $30,000 subject to financial performance over a twelve-month period paid all in stock. The aggregate consideration for SilverCloud could increase by $40,000 subject to financial and operational performance over a twelve-month period paid all in stock. Conversa closed on August 10, 2021 and SilverCloud is expected to close by the end of the third quarter of 2021. The Company expects to determine the preliminary purchase allocation prior to the end of the third quarter of 2021.

On July 19, 2021, the Company entered into an Employment Agreement (the “Employment Agreement”) with Brendan O’Grady to become the Company’s Chief Commercial & Growth Officer, effective August 16, 2021.  Pursuant to the Employment Agreement, Mr. O’Grady will receive an annual base salary of $485 and will be eligible for an annual target bonus of 200% of his annual base salary.  In addition, Mr. O’Grady will receive a grant of restricted stock units with a grant date value of $8,000 that settle in shares of the Company’s Class A common stock, with 25% of the restricted stock units being vested on the grant date, and the remaining vesting ratably every 3 months thereafter over a four-year period (beginning on the first calendar day of the month following the date that is three months following the grant date).

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

Important factors that may materially affect such forward-looking statements and projections include the following:

•	weak growth and increased volatility in the telehealth market;
•	our history of losses and the risk we may not achieve profitability;
•	inability to adapt to rapid technological changes;
•	our ability to successfully launch our new Converge telehealth platform without significant cost overruns or disruptions to our business and our customers’ acceptance of this new platform;
•	our limited number of significant clients and the risk that we may lose their business;
•	increased competition from existing and potential new participants in the healthcare industry;
•	changes in healthcare laws, regulations or trends and our ability to operate in the heavily regulated healthcare industry;
•	compliance with regulations concerning personally identifiable information and personal health industry;
•	slower than expected growth in patient adoption of telehealth and in platform usage by either clients or patients;
•	inability to grow our base of affiliated and non-affiliated providers sufficient to serve patient demand;
•	our ability to comply with federal and state privacy regulations and the significant liability that could result from a cybersecurity breach or our failure to comply with such regulations;
•	our ability to establish and maintain strategic relationships with third parties;
•	our ability to complete, integrate and realize the anticipated benefits of strategic acquisitions;
•	the impact of the COVID-19 pandemic on our business or on our ability to forecast our business’s financial outlook;
•	the risk that the insurance we maintain may not fully cover all potential exposures; and
•	inability to remediate material weaknesses or maintain effective internal control over financial reporting.

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

We are a leading telehealth company enabling digital delivery of care for healthcare’s key stakeholders. We empower our clients at the enterprise level with the core technology and services necessary to successfully develop and distribute telehealth programs that meet their strategic, operational, and social objectives under their own brands. The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan and innovator, including government, clients with the tools to enable new models of care for their patients and members. Our scalable technology embeds with our clients’ existing offerings and clinical workflows, spanning the continuum of care and enabling care delivery across a wide variety of clinical, retail, school and home settings. Our client-focused approach drives our success as one of the largest telehealth companies. As of June 30, 2021, we powered the digital care programs of over 55 health plans, which support over 36,000 employers and collectively represent more than 80 million covered lives, as well as over 150 of the nation’s largest health systems, encompassing more than 2,000 hospitals. Since inception, we have powered over 11 million telehealth visits for our clients, including 2.9 million in the six months ended June 30, 2021.

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

We believe Amwell makes this digital care transformation possible for the healthcare ecosystem. The Amwell Platform enables care delivery across the full healthcare continuum – from primary and urgent care in the home to high acuity specialty consults, such as telestroke and telepsychiatry, in the hospital. We support both on-demand and scheduled consultations and offer 40 pre-packaged care modules and programs that power over 100 unique use cases today. Our platform can be fully embedded into our clients’ patient/member portals and provider workflows. Providers can launch telehealth directly from their native EHRs, with seamless integration to their payer eligibility and claims systems. Providers, patients and members can access this care through a full range of Carepoints™, including via mobile, web, phone and our proprietary kiosks and carts that support multi-way video, phone or secure messaging interactions. As of June 30, 2021, over 70,000 of our active providers use the Amwell Platform to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with AMG, a nationwide clinical network of over 5,000 multi-disciplinary providers covering 50 states with 24/7/365 coverage.

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

Total subscription fees received from Health System, Health Plan and Innovator clients were $26.8 million and $24.5 million for the three months ended June 30, 2021 and 2020, respectively, and $51.4 million and $46.2 million for the six months ended June 30, 2021 and 2020, respectively.

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

Fees received from AMG-related visits were $27.5 million and $36.0 million for the three months ended June 30, 2021 and 2020, respectively. Fees received from AMG-related visits were $55.4 million and $62.5 million for the six months ended June 30, 2021 and 2020, respectively.

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

Fees received from the provision of services and Carepoints were $5.9 million and $8.1 million for the three months ended June 30, 2021 and 2020, respectively. Fees received from the provision of services and Carepoints were $11.1 million and $13.6 million for the six months ended June 30, 2021 and 2020, respectively.

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

We continue to experience these levels of telehealth adoption and usage of our platform and products.  In both the six months ended June 30, 2021 and 2020, our clients completed 2.9 million visits on the Amwell Platform. Visits in the six months ended June 30, 2020 were driven by the height of the COVID-19 pandemic while visits in the six months ended June 30, 2021 were driven by expanded utilization of the platform evident by a larger number of clients’ own providers using the Amwell Platform.  During the six months ended June 30, 2021 our clients’ own providers performed over 77% of the total visits performed on the Amwell Platform versus 70% of total visits performed on the Amwell Platform during the six months ended June 30, 2020. Comparatively, throughout 2019 and through February 2020, or pre-COVID-19, clients’ own providers delivering care represented 40% whereas AMG providers typically performed more than 60% of the total overall visits on the Amwell Platform.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Customer Providers
June 30, 2021	1,300,000	75%
March 31, 2021	1,575,000	80%
December 31, 2020	1,550,000	75%
September 30, 2020	1,400,000	75%
June 30, 2020	2,200,000	75%
March 31, 2020	725,000	50%

Active Providers

An important indicator of the value of our Amwell Platform to our clients is the number of non-AMG providers that are active on the Amwell Platform. We define “Active Providers” as providers that have delivered a visit on the Amwell Platform at least once in the last 12 months. Active Providers demonstrate the prevalence of telehealth within our clients in both home and hospital environments. We believe Active Providers is a measure of our success in delivering on our mission of enabling access to care. We expect that the overall number of Active Providers will increase over time as a result of several factors:

•	the number of modules and use cases deployed within health systems
•	the adoption of telehealth by providers across the spectrum of care
•	the number of programs offered through health plans
•	the continued improvement in the regulatory environment for telehealth, including reimbursement for telehealth services
•	the ongoing consumerization of healthcare

A significant number of providers were added to the platform in Q2 and Q3 of 2020 by our Health Plan but predominately by our Health System customers to handle the anticipated extraordinary increase in COVID-related consultations.  Amwell also added additional AMG providers for additional capacity to absorb COVID-related spikes in care.  As the 12 month measurement period for “Active Providers” advances beyond the peak COVID periods of Q2 and Q3 of 2020, we expect these extraordinary COVID-related additional AMG and customer providers to cycle out of the Active Provider count.  We continue to experience growth in core active providers but are expecting a reset period to the core base in Q2 and Q3 of 2021

Total Active Providers
Quarter Ended	Total Active Providers	Customer Providers	AMG
June 30, 2021	71,000	67,000	4,000
March 31, 2021	81,000	76,000	5,000
December 31, 2020	72,000	68,000	4,000
September 30, 2020	62,000	58,000	4,000
June 30, 2020	57,000	53,000	4,000
March 31, 2020	24,000	22,000	2,000

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) public offering expenses, (vi) acquisition-related income and expenses, (vii) litigation expenses related to the defense of our patents in the patent infringement claim filed by Teladoc and (viii) other items affecting our results that we do not view as representative of our ongoing operations, including direct and incremental expenses associated with the COVID-19 pandemic. We had no such other items during the three and six months ended June 30, 2021 and 2020.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(38,136)	$(88,220)	$(77,941)	$(113,444)
Add:
Depreciation and amortization	2,484	2,509	4,990	4,795
Interest income and other income (expense), net	(224)	(308)	(285)	(1,155)
Expense from income taxes	103	252	412	252
Stock-based compensation	10,726	67,638	19,368	72,096
Public offering expenses	—	526	1,223	677
Acquisition-related expense (income)	587	(65)	587	(48)
COVID-19-related expenses(1)	—	4,329	—	5,742
Litigation expense	808	—	1,547	—
Adjusted EBITDA	$(23,652)	$(13,339)	$(50,099)	$(31,085)

(1)

COVID-19-related expenses include non-recurring provider bonus payments, emergency hosting licensing fees and non-medical provider temporary labor costs related to on-boarding non-AMG providers incurred in response to the initial outbreak of the COVID-19 virus as Amwell attempted to scale quickly to meet unusually high patient and non-AMG provider demand.

(2)

Public offering expenses include non-recurring expenses incurred in relation to our initial public offering for the three and six months ended June 30, 2020 and our secondary offering for the six months ended June 30, 2021.

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

Components of Statement of Operations

Revenue

The Company has demonstrated continued revenue growth as a direct result increasing acceptance of telehealth, our penetration of the market, and the successful launch of new product enabling expanded applications of settings for care delivered virtually.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three and six months ended June 30, 2021, and 2020 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2021	2020	Change	%	2021	2020	Change	%
Revenue	$60,217	$68,568	$(8,351)	-12%	$117,816	$122,282	$(4,466)	-4%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	33,889	43,826	(9,937)	(23)%	69,594	76,853	(7,259)	(9)%
Research and development	22,378	17,637	4,741	27%	45,418	32,573	12,845	39%
Sales and marketing	14,789	12,346	2,443	20%	28,521	26,220	2,301	9%
General and administrative	24,212	80,082	(55,870)	(70)%	45,566	95,424	(49,858)	(52)%
Depreciation and amortization expense	2,484	2,509	(25)	(1)%	4,990	4,795	195	4%
Total costs and operating expenses	97,752	156,400	(58,648)	(37)%	194,089	235,865	(41,776)	(18)%
Loss from operations	(37,535)	(87,832)	50,297	(57)%	(76,273)	(113,583)	37,310	(33)%
Interest income and other income (expense), net	224	308	(84)	(27)%	285	1,155	(870)	(75)%
Loss before expense from income taxes and loss from equity method investment	(37,311)	(87,524)	50,213	(57)%	(75,988)	(112,428)	36,440	(32)%
Expense from income taxes	(103)	(252)	149	(N/A)	(412)	(252)	(160)	63%
Loss from equity method investment	(722)	(444)	(278)	63%	(1,541)	(764)	(777)	N/A
Net loss	(38,136)	(88,220)	50,084	(57)%	(77,941)	(113,444)	35,503	(31)%
Net loss attributable to non-controlling interest	(277)	(1,562)	1,285	(82)%	(894)	(2,405)	1,511	(63)%
Net loss attributable to American Well Corporation	$(37,859)	$(86,658)	$48,799	(56)%	$(77,047)	$(111,039)	$33,992	(31)%

Revenue

For the three months ended June 30, 2021, the decrease in revenue was substantially driven by a decrease in visit revenue. Visit revenue earned from AMG patient visits decreased by $8.5 million, or 24%, from $36.0 million in the three months ended June 30, 2020 to $27.5 million in the three months ended June 30, 2021. The decrease was primarily driven by reduced visit volume versus the height of the COVID-19 pandemic experienced in the second quarter of 2020, but was slightly offset by the overall increased utilization of telemedicine as a part of now normal delivery of healthcare. The decrease in visit revenue was offset by an increase in subscription revenue from $24.5 million for the three months ended June 30, 2020 to $26.8 million during the three months ended June 30, 2021, an increase of 2.3 million, or 9%. Subscription revenue grew as a result of new customers subscribing to the platform and existing customers expanding their use of the platform through increasing the number of members they provided access to the platform, increased number of programs, increased modules and increased volume of care delivered on our platform by our customers’ own providers.

For the six months ended June 30, 2021, the decrease in revenue was substantially driven by a decrease in visit revenue. Visit revenue earned from AMG patient visits decreased by $7.1 million, or 11%, from $62.5 million in the six months ended June 30, 2020 to $55.4 million in the six months ended June 30, 2021. As stated above, the decrease was primarily driven by reduced visit volume versus the height of the COVID-19 pandemic experienced in the second quarter of 2020, but was slightly offset by the overall increased utilization of telemedicine as a part of now normal delivery of healthcare. The decrease in visit revenue was offset by an increase in subscription revenue from $46.2 million for the six months ended June 30, 2020 to $51.4 million during the six months ended June 30, 2021, an increase of 5.2 million, or 11%. Subscription revenue grew as a result of new customers subscribing to the platform and existing customers expanding their use of the platform through increasing the number of members they provided access to the platform, increased number of programs, increased modules and increased volume of care delivered on our platform by our customers’ own providers.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended June 30, 2021, the decrease in cost of revenue was primarily due to a decrease of $6.5 million in provider related costs due to decreased visit volumes. The decrease in visit volume also resulted in the need to utilize a lower level of non-clinical contractor resources to properly service visit demand. The Company also experienced a $1.7 million and $2.0 million decrease in employee costs and hardware costs, respectively. For the six months ended June 30, 2021, the decrease in cost of revenue was primarily due to a decrease of $5.5 million in provider related costs, with some portion of these provider costs due to decreased visit volumes. The decrease in visit volume also resulted in the need to utilize a lower level of non-clinical contractor resources to properly service visit demand. The Company also experienced a $2.2 million decrease in hardware costs.

Research and Development Expenses

For the three months ended June 30, 2021, the increase in research and development expense was primarily driven by an increase of $3.4 million in employee-related costs (inclusive of stock compensation expense). The increase in research and development expense was further driven by a $1.9 million increase in consulting services primarily driven by increased spend related to our new Converge telehealth platform. For the six months ended June 30, 2021, the increase was primarily driven by an increase of $7.8 million in employee-related costs (inclusive of stock compensation expense). The increase in research and development expense was further driven by a $5.6 million increase in consulting services primarily driven by increased spend related to our new Converge telehealth platform.

Sales and Marketing Expenses

For the three months ended June 30, 2021, the increase in sales and marketing expense primarily consisted of $1.9 million in employee-related costs (inclusive of commissions and stock compensation expense). There was also an increase in marketing expenses of $0.4 million. For the six months ended June 30, 2021, the increase primarily consisted of $3.9 million in employee-related costs (inclusive of commissions and stock compensation expense). The increase was offset by reduced travel expenses of $0.6 million and reduced marketing expenses of $0.4 million.

General and Administrative Expenses

For the three months ended June 30, 2021, the decrease in general and administrative expense was driven by a decrease in stock-based compensation expense of $59.8 million (predominantly related to awards granted to the co-CEOs). The decrease was offset by an increase related to employee-related costs (excluding stock compensation expense) of approximately $0.7 million. The decrease in general and administrative expenses was offset by a $1.9 million increase in insurance costs for our directors and officers and $0.9 million in increased legal costs. The decrease in general and administrative expenses was further offset by a $1.2 million increase in system costs to enhance administrative processing. For the six months ended June 30, 2021, the decrease was driven by a decrease in stock-based compensation expense of $58.0 million (predominantly related to awards granted to the co-CEOs). The decrease was offset by increases related to employee-related costs (excluding stock compensation expense) of approximately $0.9 million. The decrease in general and administrative expenses was further offset by a $3.8 million increase in insurance costs for our directors and officers and $2.2 million in increased legal costs. The decrease in general and administrative expenses was further offset by a $1.6 million increase in system costs to enhance administrative processing. General and administrative expenses are expected to continue to increase (in absolute dollars) in future periods as we continue to grow in size and complexity while at the same time recognizing the full year impact of the regulatory and compliance costs associated with being a publicly traded company.

Depreciation and Amortization Expense

Depreciation expense and amortization expense remained consistent for the three months ended June 30, 2021. Depreciation expense increased by $0.2 million and amortization expense remained consistent for the six months ended June 30, 2021.

Interest Income and Other Income (Expense), net

For the three and six months ended June 30, 2021 and 2020, interest income and other expenses consist entirely of interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax expense was $0.1 million for the three months ended June 30, 2021, compared to $0.3 million for the three months ended June 30, 2020. Income tax expense was $0.4 million for the six months ended June 30, 2021, compared to $0.3 million for the six months ended June 30, 2020.

Loss from Equity Method Investment

The Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via telehealth. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investments in CCAW, JV LLC using the equity method of accounting. During the three months ended June 30, 2021 and 2020, the Company recognized a loss of $0.7 million and $0.4 million, respectively, as its proportionate share of the joint venture results of operations. During the six months ended June 30, 2021 and 2020, the Company recognized a loss of $1.5 and $0.8 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(67,390)	$(57,822)
Net cash provided by investing activities	97,169	4,334
Net cash provided by financing activities	3,492	148,462
Total	$33,271	$94,974

 Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $975.2 million and $1,041.6 million as of June 30, 2021 and December 31, 2020, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

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

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $76.3 million and a net loss of $77.9 million for the six months ended June 30, 2021 and had an accumulated deficit of $708.6 million as of June 30, 2021.

The Company has no debt as of June 30, 2021 or December 31, 2020 and expects to generate operating losses in future years.

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

Indebtedness & Lines of Credit

In January 2011, the Company entered into a credit agreement (the “Line of Credit”) with a financial institution that provides for maximum borrowings in one or more advances of an amount up to $5.0 million. Borrowings under the Line of Credit accrue interest at the London Interbank Offered Rate plus 1.25%. Borrowings are repayable immediately upon demand by the financial institution. In November 2017, the Line of Credit was amended to increase the maximum borrowings to $7.0 million. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Line of Credit.

During any period that the Line of Credit is in effect, the Company can request the financial institution issue a letter of credit with a maximum maturity not to exceed twelve months. Any letters of credit issued by the financial instrument reduce the maximum borrowings available under the Line of Credit. As of June 30, 2021 and December 31, 2020, the maximum borrowing available to the Company was $6.2 million and $5.9 million based on the outstanding letters of credit of $0.8 million and $1.1 million that have been issued by the financial institution.

Six months ended June 30, 2021, vs. six months ended June 30, 2020

Cash Used in Operating Activities

For the six months ended June 30, 2021, cash used in operating activities was $67.4 million. The primary driver of this use of cash was our net loss of $77.9 million. The net loss for the year was reflective of the investments made back into the Company (from both a personnel and technology perspective), partially offset by the overall growth of our business including an increase in new clients and expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $26.9 million (primarily stock-based compensation of $19.4 million and depreciation and amortization of $5.0 million).

For the six months ended June 30, 2020, cash used in operating activities was $57.8 million. The primary driver of this use of cash was our net loss of $113.4 million. The net loss for the year was reflective of the expenses incurred with our response to COVID-19 and our continued investments made back into the Company’s infrastructure, partially offset by the revenue growth discussed above. The net loss was partially offset by non-cash expenses of $79.4 million (primarily stock-based compensation of $72.1 million and depreciation and amortization of $4.8 million).

Cash Provided by Investing Activities

Cash provided by investing activities was $97.2 million for the six months ended June 30, 2021. Cash provided by investing activities consisted of proceeds from maturities of investments of $100.0, offset by a $2.5 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic and $0.3 million in the purchases of property and equipment.

 Cash provided by investing activities was $4.3 million for the six months ended June 30, 2020. Cash provided by investing activities consisted of $39.4 million in proceeds from the maturities of investments, offset by $29.8 million in purchases of investments. Further, cash used in investing activities included a $2.9 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic and $2.3 million in the purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2021, was $3.5 million. Cash provided by financing activities consisted of $16.7 million of proceeds from the exercise of employee stock options. These proceeds were offset by cash payments primarily for the purchase of treasury stock of $11.6 million.

Cash provided by financing activities for the six months ended June 30, 2020, was $148.5 million. Cash provided by financing activities consisted of $146.8 million of cash proceeds from our issuance of Series C Convertible Preferred Stock, net of issuance costs.

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

Contractual Obligations and Commitments

As of June 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements in our Form 10-K and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the six months ended June 30, 2021.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $975.2 million, and $941.6 million as of June 30, 2021 and December 31, 2020, respectively. The Company also held investments totaling $0 million and $100.0 million as of June 30, 2021, and December 31, 2020, respectively. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from customer arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of June 30, 2021 and December 31, 2020, we had one foreign subsidiary. The functional currency of our foreign subsidiary is the U.S. dollar. The Company also has a branch with a functional currency of the New Israeli Shekel, however activity in the New Israeli Shekel is not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Based on this evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting, as further described below:

We concluded that certain material weaknesses in our internal control over financial reporting are still present as of June 30, 2021. The material weaknesses present are as follows: We did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements. This material weakness contributed to the following material weaknesses:

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

These control deficiencies did not result in errors that were material to our annual or interim financial statements. However, these control deficiencies could result in a misstatement in our accounts or disclosures that would result in a material misstatement to the financial statements that would not be prevented or detected. Accordingly, we determined that these control deficiencies constitute material weaknesses.

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. As of June 30, 2021, we have completed the following remedial actions:

•

hired additional full-time accounting resources with appropriate levels of accounting knowledge and experience, including but not limited to a Chief Financial Officer in the second half of 2018, and the following resources who all have significant public company experience: a Vice President of Accounting, Vice President of FP&A, Senior

Director of Revenue in the first half of 2019, Director of SEC Reporting with Big Four Accounting experience and a Corporate Controller in the second half of 2020, and a Senior Revenue Manager in the first quarter of 2021;

•

reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;

•	migrated to a new accounting enterprise resource planning (“ERP”) system that better meets the needs of our business;
•

designed and implemented controls and continued to refine processes to validate all terms of the revenue transactions were properly considered when determining revenue recognition and that all revenue transactions were subject to thorough review from individuals with the appropriate mix of expertise and oversight to ensure accurate presentation;

•	increased the number of Board Directors on our Audit Committee to three independent Directors late 2020; and
•

engaged a Big Four public accounting firm to assist us in the creation of, and ultimately serve as, in an internal audit function, including the establishment of an internal audit charter and assessment, documentation, design and implementation of control activities related to internal controls in the second quarter of 2021.

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

Changes in Internal Control over Financial Reporting

The second quarter remediation activity described above is a change in internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2021.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	68,750	$27.01	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	—	—	—	—
Total	68,750	$27.01	—	—

*	Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

31.1	Chief Executive Officers Certifications

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	August 12, 2021	By:	/s/ Ido Schoenberg, MD
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Roy Schoenberg, MD, MPH
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2021	By:	/s/ Keith Anderson
Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2021	By:	/s/ Paul McNeice
Vice President of Accounting
(Principal Accounting Officer)