Form 10-Q
period 2021-09-30
American Well Corp
filed 2021-11-12
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the number of shares of the registrant’s Class A common stock outstanding was 227,489,928, the number of shares of the registrant’s Class B common stock outstanding was 26,913,579 and the number of shares of the registrant’s Class C common stock outstanding was 5,555,555.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$790,402	$941,616
Investments	—	99,963
Restricted cash	—	1,095
Accounts receivable ($497 and $12,053, from related parties and net of allowances of $1,497 and $1,556, respectively)	39,851	45,296
Inventories	9,100	9,128
Deferred contract acquisition costs	1,339	2,134
Prepaid expenses and other current assets	13,902	14,055
Total current assets	854,594	1,113,287
Restricted cash	795	—
Property and equipment, net	2,714	3,836
Goodwill	443,903	193,877
Intangible assets, net	159,926	55,528
Operating lease right-of-use asset	17,780	6,609
Deferred contract acquisition costs, net of current portion	1,921	1,327
Other assets	1,520	1,430
Investment in minority owned joint venture	1,205	752
Total assets	$1,484,358	$1,376,646
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,278	$5,797
Accrued expenses and other current liabilities	45,910	42,135
Contingent consideration liabilities	11,850	—
Operating lease liability, current	3,121	6,357
Deferred revenue ($683 and $14,421 from related parties, respectively)	60,949	66,693
Total current liabilities	127,108	120,982
Other long-term liabilities	4,210	64
Contingent consideration liabilities, net of current portion	33,340
Operating lease liability, net of current portion	14,988	1,296
Deferred revenue, net of current portion ($26 and $486 from related parties, respectively)	7,050	8,107
Total liabilities	186,696	130,449
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and as of December 31, 2020	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 227,158,943 and 201,488,097 shares issued, and 227,158,943 and 200,751,168 shares outstanding, respectively; 100,000,000 Class B shares authorized, 26,650,761 and 30,427,128 shares issued, and 26,650,761 and 29,297,382 shares outstanding, respectively; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of September 30, 2021 and December 31, 2020	2,595	2,357
Treasury stock, no shares and 1,866,675 shares as of September 30, 2021 and December 31, 2020, respectively	—	(37,568)
Additional paid-in capital	2,038,012	1,841,405
Accumulated other comprehensive income	(2,237)	297
Accumulated deficit	(762,441)	(582,359)
Total American Well Corporation stockholders’ equity	1,275,929	1,224,132
Non-controlling interest	21,733	22,065
Total stockholders’ equity	1,297,662	1,246,197
Total liabilities and stockholders’ equity	$1,484,358	$1,376,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
($698, $15,912, $11,005 and $29,160 from related parties, respectively)	$62,223	$62,551	$180,039	$184,833
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	35,184	42,116	104,778	118,969
Research and development	27,399	25,275	72,817	57,848
Sales and marketing	16,370	13,758	44,891	39,978
General and administrative	34,380	43,113	79,946	138,537
Depreciation and amortization expense	4,340	2,576	9,330	7,371
Total costs and operating expenses	117,673	126,838	311,762	362,703
Loss from operations	(55,450)	(64,287)	(131,723)	(177,870)
Interest income and other (expense) income, net	(382)	255	(97)	1,410
Loss before expense from income taxes and loss from equity method investment	(55,832)	(64,032)	(131,820)	(176,460)
Benefit (Expense) from income taxes	5,454	(78)	5,042	(330)
Loss from equity method investment	(554)	(486)	(2,095)	(1,250)
Net loss	(50,932)	(64,596)	(128,873)	(178,040)
Net income (loss) attributable to non-controlling interest	562	(1,515)	(332)	(3,920)
Net loss attributable to American Well Corporation	$(51,494)	$(63,081)	$(128,541)	$(174,120)
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.92)	$(0.51)	$(3.38)
Weighted-average common shares outstanding, basic and diluted	257,283,961	68,499,106	250,115,414	51,492,988
Net loss	$(50,932)	$(64,596)	$(128,873)	$(178,040)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale investments	0	(135)	(85)	(415)
Foreign currency translation	(2,377)	37	(2,449)	215
Comprehensive loss	(53,309)	(64,694)	(131,407)	(178,240)
Less: Comprehensive loss attributable to non-controlling interest	562	(1,515)	(332)	(3,920)
Comprehensive loss attributable to American Well Corporation	$(53,871)	$(63,179)	$(131,075)	$(174,320)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2021	235,604,105	$2,357	$(37,568)	$1,841,405	$297	$(582,359)	$1,224,132	$22,065	$1,246,197
Exercise of common stock options	3,474,375	34	—	10,096	—	—	10,130	—	10,130
Vesting of restricted stock units	853,842	9	—	(9)	—	—	—	—	—
Retirement of treasury stock purchased in 2020	—	—	37,568	(15)	—	(37,553)	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	(402,060)	(4)	—	4	—	(9,771)	(9,771)	—	(9,771)
Stock-based compensation expense	—	—	—	8,642	—	—	8,642	—	8,642
Currency translation adjustment	—	—	—	—	(52)	—	(52)	—	(52)
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	34	—	34	—	34
Net loss	—	—	—	—	—	(39,188)	(39,188)	(617)	(39,805)
Balances as of March 31, 2021	239,530,262	2,396	—	1,860,123	279	(668,871)	1,193,927	21,448	1,215,375
Exercise of common stock options	1,812,491	18	—	6,656	—	—	6,674	—	6,674
Vesting of restricted stock units	844,900	9	—	(9)	—	—	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	(68,750)	(1)	—	1	—	(1,857)	(1,857)	—	(1,857)
Stock-based compensation expense	—	—	—	10,726	—	—	10,726	—	10,726
Currency translation adjustment	—	—	—	—	(20)	—	(20)	—	(20)
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	(119)	—	(119)	—	(119)
Net loss	—	—	—	—	—	(37,859)	(37,859)	(277)	(38,136)
Balances as of June 30, 2021	242,118,903	2,422	—	1,877,497	140	(708,587)	1,171,472	21,171	1,192,643
Exercise of common stock options	491,598	5	—	1,872	—	—	1,877	—	1,877
Vesting of restricted stock units	3,989,239	40	—	(40)	—	—	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	(211,494)	(2)	—	2	—	(2,360)	(2,360)	—	(2,360)
Issuance of stock under employee stock purchase plan	178,021	2	—	1,597	—	—	1,599	—	1,599
Issuance of common stock in acquisitions	12,798,992	128	—	143,979	—	—	144,107	—	144,107
Stock-based compensation expense	—	—	—	12,388	—	—	12,388	—	12,388
Capital contributed by selling shareholders of acquired businesses	—	—	—	717	—	—	717	—	717
Currency translation adjustment	—	—	—	—	(2,377)	—	(2,377)	—	(2,377)
Net loss	—	—	—	—	—	(51,494)	(51,494)	562	(50,932)
Balances as of September 30, 2021	259,365,259	$2,595	$—	$2,038,012	$(2,237)	$(762,441)	$1,275,929	$21,733	$1,297,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Deficit	Interest	(Deficit)
Balances as of January 1, 2020	14,012,935	$655,799	42,302,845	423	$(158)	50,289	$250	$(357,927)	$(307,123)	$26,259	$(280,864)
Issuance of Series C convertible preferred stock, net of issuance costs of $261	170,000	12,489	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	7,392	—	—	2	—	—	2	—	2
Vesting of restricted stock units	—	—	146,969	1	—	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	4,458	—	—	4,458	—	4,458
Retirement of treasury stock	—	—	—	—	158	(158)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(171)	—	(171)	—	(171)
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	43	—	43	—	43
Net loss	—	—	—	—	—	—	—	(24,381)	(24,381)	(843)	(25,224)
Balances as of March 31, 2020	14,182,935	668,288	42,457,206	424	—	54,590	122	(382,308)	(327,172)	25,416	(301,756)
Issuance of Series C convertible preferred stock, net of issuance costs of $750	1,342,750	133,525	—	—	—	—	—	—	—	—	—
Treasury stock	—	—	(61,600)		(163)	—	—	—	(163)	—	(163)
Exercise of common stock options	—	—	768,106	8	—	2,322	—	—	2,330	—	2,330
Vesting of restricted stock units	—	—	204,829	2	—	(2)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	67,638	—	—	67,638	—	67,638
Currency translation adjustment	—	—	—	—	—	—	349	—	349	—	349
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	(323)	—	(323)	—	(323)
Net loss	—	—	—	—	—	—	—	(86,658)	(86,658)	(1,562)	(88,220)
Balances as of June 30, 2020	15,525,685	801,813	43,368,541	434	(163)	124,548	148	(468,966)	(343,999)	23,854	(320,145)
Exercise of common stock options	—	—	885,253	9	—	1,877	—	—	1,886	—	1,886
Vesting of restricted stock units	—	—	3,458,849	34	—	(34)	—	—	—	—	—
Class A and Class B shares withheld to net share settlement of loans	—	—	(1,340,354)	(13)	(24,157)	13	—	—	(24,157)	—	(24,157)
Conversion of Series A, Series B, and Series C convertible preferred stock into Class A shares	(15,525,685)	(801,813)	136,625,900	1,366	—	800,447	—	—	801,813	—	801,813
Issuance of Class A shares in connection with initial public offering, net of offering costs and underwriting discounts of $53,730	—	—	45,681,499	457	—	768,080	—	—	768,537	—	768,537
Issuance of Class A shares in connection with Google Private Placement, net of offering costs of $900	—	—	5,555,555	56	—	99,044	—	—	99,100	—	99,100
Stock-based compensation expense	—	—	—	—	—	34,420	—	—	34,420	—	34,420
Currency translation adjustment	—	—	—	—	—	—	37	—	37	—	37
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	—	—	(135)	—	(135)	—	(135)
Net loss	—	—	—	—	—	—	—	(63,081)	(63,081)	(1,515)	(64,596)
Balances as of September 30, 2020	—	$-	234,235,243	$2,343	$(24,320)	$1,828,395	$50	$(532,047)	$1,274,421	$22,339	$1,296,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(128,873)	$(178,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	9,330	7,371
Provisions for doubtful accounts	401	1,236
Amortization of deferred contract acquisition costs	1,254	852
Amortization of deferred contract fulfillment costs	535	510
Accretion of contingent consideration	600	—
Noncash compensation costs incurred by selling shareholders	717	—
Stock-based compensation expense	31,756	106,516
Loss on equity method investment	2,095	1,250
Deferred income taxes	(4,184)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	11,325	(8,468)
Inventories	28	(4,671)
Deferred contract acquisition costs	(1,053)	(1,575)
Prepaid expenses and other current assets	946	(1)
Other assets	319	426
Accounts payable	(1,332)	(135)
Accrued expenses and other current liabilities	(1,564)	2,353
Other long-term liabilities	(1,784)	(194)
Deferred revenue	(17,130)	(15,364)
Net cash used in operating activities	(96,614)	(87,934)
Cash flows from investing activities:
Purchases of property and equipment	(221)	(3,261)
Investment in less than majority owned joint venture	(2,548)	(2,940)
Purchases of investments	—	(159,608)
Proceeds from sales and maturities of investments	100,000	69,132
Acquisitions of business, net of cash acquired	(156,526)
Net cash used in investing activities	(59,295)	(96,677)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	146,014
Proceeds from exercise of common stock options	18,539	4,235
Proceeds from employee stock purchase plan	1,599	—
Payments for the purchase of treasury stock	(13,988)	(18,417)
Proceeds from issuance of common stock in initial public offering, net of underwriting costs and commissions	—	772,931
Proceeds from issuance of common stock to Google	—	100,000
Payment of deferred offering costs	(1,613)	(1,456)
Net cash provided by financing activities	4,537	1,003,307
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(142)	—
Net decrease in cash, cash equivalents, and restricted cash	(151,514)	818,696
Cash, cash equivalents, and restricted cash at beginning of period	942,711	138,816
Cash, cash equivalents, and restricted cash at end of period	$791,197	$957,512
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	790,402	956,417
Restricted cash	795	1,095
Total cash, cash equivalents, and restricted cash at end of period	$791,197	$957,512
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,414	$138
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accrued expenses and accounts payable	$312	$19
Initial public offering and Google common stock offering costs in accrued expenses	$—	$3,838
Treasury stock costs in accrued expenses	$—	$5,903
Receivable related to exercise of common stock options	$142	$—

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

Acquisitions

On August 9, 2021 and August 27, 2021, the Company completed the acquisitions of Conversa Health Inc. (“Conversa”) and SilverCloud Health Holdings, Inc. (“SilverCloud”), respectively (together, the “Acquisitions”). Conversa is a leader in automated virtual healthcare. SilverCloud is a leading digital mental health platform. See Note 7 “Business Combinations”.

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

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. On September 21, 2020, the Company closed on the IPO raising $822,267 in gross proceeds. On September 21, 2020, the Company closed on a private placement with Google raising $100,000 in gross proceeds. Since inception, the Company has incurred recurring losses. As of September 30, 2021, the Company had an accumulated deficit of $762,441. The Company expects to continue to generate operating losses for the foreseeable future.

The Company expects that its cash, cash equivalents and investments balance as of September 30, 2021 of $790,402 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2020, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s the financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of results for the full 2021 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $22,771 and $1,893, respectively, as of September 30, 2021 and $22,682 and $1,998, respectively as of December 31, 2020.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $18,356 and $18,206 for the three months ended September 30, 2021 and 2020, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended September 30, 2021 and 2020. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $53,511 and $61,596 for the nine months ended September 30, 2021 and 2020, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three and nine months ended September 30, 2021 and 2020.

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

In 2020 the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. During the nine months ended September 30, 2021, the Company made a capital contribution of $2,548, related to a portion of the phase one capital commitment. For the three months ended September 30, 2021 and 2020, the Company recognized a loss of $554 and $486 as its proportionate share of the joint venture’s results of operations, respectively. For the nine months ended September 30, 2021 and 2020, the Company recognized a loss of $2,095 and $1,250 as its proportionate share of the joint venture’s results of operations, respectively. Accordingly, the carrying value of the equity method investment as of September 30, 2021 and December 31, 2020 was $1,205 and $752, respectively.

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

The Company performs ongoing assessments and credit evaluations of its customers to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with customers. The Company has not experienced significant credit losses from its accounts receivable. As of September 30, 2021 and December 31, 2020, one customer accounted for 21% and 19% of outstanding accounts receivable, respectively.

During the three months ended September 30, 2021 and 2020, sales to one customer (who was a related party during the 2020 period noted) represented 26% and 22% of the Company’s total revenue, respectively. During the nine months ended September 30, 2021 and 2020, sales to one customer (who was a related party during the periods noted) represented 25% and 22% of the Company’s total revenue, respectively.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2021-08 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The guidance was adopted effective July 1, 2021 and impacted the accounting of acquired deferred revenue for the Conversa and SilverCloud acquisitions that occurred in August 2021.

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

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Platform subscription	$26,736	$25,834	$78,112	$72,048
Visits	30,042	28,455	85,395	90,936
Other	5,445	8,262	16,532	21,849
Total Revenue	$62,223	$62,551	$180,039	$184,833

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

Changes in the allowance for doubtful accounts were as follows:

	Nine Months Ended September 30,	Year Ended December 31, 2020
Allowance for doubtful accounts, beginning of the period	$1,556	$686
Provisions	401	1,646
Write-offs	(460)	(776)
Allowance for doubtful accounts, end of the period	$1,497	$1,556

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer. The amount of unbilled accounts receivable was $6,826 and $3,376 as of September 30, 2021 and December 31, 2020, and has been included within accounts receivable on the condensed consolidated balance sheet.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended September 30, 2021 and 2020, the Company recognized revenue of $16,912 and $43,656, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. For the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $56,058 and $61,775, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Significant changes in the Company’s deferred revenue balance for the nine months ended September 30, 2021 and the year ended December 31, 2020 were as follows:

	Nine Months Ended September 30,	Year Ended December 31, 2020
Total deferred revenue, beginning of the period	$74,800	$77,386
Additions	77,857	109,542
Recognized	(84,658)	(112,128)
Total deferred revenue, end of the period	$67,999	$74,800
Current deferred revenue	60,949	66,693
Non-current deferred revenue	7,050	8,107
Total	$67,999	$74,800

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2021 and December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $184,001 and $192,238, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the September 30, 2021 amount, the Company expects to recognize 48% of the transaction price in the 12 month period ended September 30, 2022, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The proportionate share of the (income)/loss attributed to the non-controlling interest amounted to $(562) and $1,515 for the three months ended September 30, 2021 and 2020, respectively. The proportionate share of the loss attributed to the non-controlling interest amounted to $332 and $3,920 for the nine months ended September 30, 2021 and 2020, respectively. The carrying value of the non-controlling interest was $21,733 and $22,065 as of September 30, 2021 and December 31, 2020, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$714,097	$—	$—	$714,097
Investments	—	—	—	—
Total financial assets:	$714,097	$—	$—	$714,097
Contingent consideration	—	—	45,190	45,190
Total financial liabilities:	$—	$—	$45,190	$45,190

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$892,934	$—	$—	$892,934
Investments	—	99,963	—	99,963
Total financial assets:	$892,934	$99,963	$—	$992,897

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

The Company has classified its net liability for contingent earnout considerations relating to the Acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included the Monte Carlo method that uses key assumptions to model future revenue and costs of goods sold projections. The income approach method involves calculating the earnout payment based on the forecasted revenue and the revenue discount rate of 1.3% and 3.2% for SilverCloud and Conversa, respectively. A description of the Acquisitions is included within Note 7. The contingent earnout payments for each acquisition are based on the achievement of certain revenue and integration thresholds.

Nine Months Ended September 30,
Beginning Balance as of January 1	$—
Initial estimate of fair value related to SilverCloud contingent consideration	29,360
Initial estimate of fair value related to Conversa contingent consideration	15,230
Accretion of contingent consideration	600
Ending Balance	$45,190

During the nine months ended September 30, 2021, there were no transfers between fair value measurement levels.

6. Investments

As of September 30, 2021 and December 31, 2020, the fair value of the Company’s investments by type of security was as follows:

September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$—	$—	$—	$—
	$—	$—	$—	$—

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$99,854	$109	$—	$99,963
	$99,854	$109	$—	$99,963

7. Business Combinations

On August 27, 2021, the Company completed the acquisition of SilverCloud through a merger in which SilverCloud became a wholly-owned subsidiary of the Company. The cash consideration paid was $105,195 net of cash acquired of $12,239. The stock consideration was comprised of 8.1 million shares of the Company’s Class A common stock valued at $85,571, and escrow share consideration of $6,376. SilverCloud is a leading digital mental health platform. The Company is obligated to pay an earn-out of up to $40,000 contingent upon SilverCloud achieving certain revenue thresholds for the year ending December 31, 2022. The Company estimated the fair value of the contingent consideration as of the acquisition date to be $29,360. The contingent consideration is subject to remeasurement at each reporting date until December 31, 2022, with the remeasurement adjustment reported in the consolidated statement of operations and comprehensive loss. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $5,571 which included transaction costs from financial and legal advisors and other transaction related fees, as well as $717 of noncash compensation costs, and were recognized as incurred in the Company’s consolidated statement of operations and comprehensive loss in general and administrative expenses. The noncash compensation costs related to the SilverCloud acquisition are for additional noncash compensation costs incurred by the selling SilverCloud shareholders for certain employees that have continued employment after the transaction date and through the earn-out period, and will be a reoccurring cost until the payout of earn-out in 2023.

On August 9, 2021, the Company completed the acquisition of Conversa through a merger in which Conversa became a wholly-owned subsidiary of the Company. The cash consideration paid was $51,331 net of cash acquired of $9,735. This consideration was comprised of 4.7 million shares of the Company’s Class A common stock valued at $52,160. Conversa is a leader in automated virtual healthcare. The Company is obligated to pay an earn-out of up to $30,000 contingent upon Conversa achieving certain integration thresholds in the first quarter of 2022, and certain revenue thresholds for the year ending December 31, 2022. The Company estimated the fair value of the contingent consideration as of the acquisition date to be $15,230. The contingent consideration is subject to remeasurement at each reporting date until December 31, 2022, with the remeasurement adjustment reported in the consolidated statement of operations and comprehensive loss. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $2,435 which included transaction costs from financial and legal advisors and other transaction related fees and were recognized as incurred in the Company’s consolidated statement of operations and comprehensive loss in general and administrative expenses.

The Acquisitions were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the Acquisitions were integrated within the consolidated financial statements commencing on the aforementioned acquisition dates. Actual revenue and losses of the Acquisitions since the acquisition date as well as pro forma combined results of operations for the Acquisition have not been presented because the effect of the Acquisition was not material to the Company’s consolidated financial results for the periods presented.

The following table summarizes the preliminary fair value estimates of the assets acquired and liabilities assumed for the SilverCloud and Conversa acquisitions at the respective acquisition dates. The Company, with the assistance of a third-party valuation expert, estimated the preliminary fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections. The allocation of the consideration transferred to the assets acquired and the liabilities assumed is preliminary. This can be revised as a result of additional information obtained due to the finalization of the valuation inputs and assumptions as well as completing the assessment of the tax attributes of the business combination. Additional adjustments that could have a material impact on the Company’s results of operations and financial position may be recorded within the measurement period, which will not exceed one year from the respective acquisition dates.

Identifiable assets acquired and liabilities assumed (in thousands):

	SilverCloud	Conversa Health
Purchase consideration:
Cash consideration, net of cash acquired	$105,195	$51,331
Stock consideration	85,571	52,160
Contingent consideration	29,360	15,230
Escrow share consideration	6,376
Working capital adjustment	(309)	(193)
Total consideration transferred	$226,193	$118,528

Allocation of Consideration transferred:
Accounts receivable	$2,630	$3,651
Identifiable intangible assets	78,146	34,700
Other assets	491	4,604
Total assets acquired	81,267	42,955
Current liabilities	2,155	8,463
Deferred revenue	5,813	4,655
Other long-term liabilities	8,731	1,383
Total liabilities assumed	16,699	14,501
Goodwill	$161,625	$90,074
	$226,193	$118,528

The amount allocated to goodwill reflects the benefits the Company expects to realize from post-acquisition cross selling opportunities from integrating customer relationships and from the growth of the respective acquisitions’ operations.

The following are the identifiable intangible assets acquired in the Acquisitions and their respective weighted average useful lives, as determined based on initial valuations:

	SilverCloud	Weighted Average Life (Years)	Conversa Health	Weighted Average Life (Years)
Technology	$34,996	5.0	$20,400	5.0
Tradename	10,800	7.0	4,200	5.0
Customer relationships	32,350	10.0	10,100	10.0
Total	$78,146		$34,700

8. Goodwill and Intangible Assets

Goodwill consisted of the following:

	Nine Months Ended September 30,	Year Ended December 31, 2020
Beginning Balance as of January 1	$193,877	$193,877
Goodwill acquired	251,699	—
Currency translation adjustments	(1,673)	—

Ending Balance	$443,903	$193,877

Identified intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
September 30, 2021
Customer relationships	$81,059	$(14,785)	$66,274	8.6
Contractor relationships	535	(237)	298	7.3
Tradename	14,855	(255)	14,600	6.3
Technology	91,994	(13,240)	$78,754	5.5
	$188,443	$(28,517)	$159,926

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2020
Customer relationships	$38,782	$(11,380)	$27,402	7.0
Contractor relationships	535	(206)	329	8.0
Trade name	300	(300)	—	—
Technology	37,063	(9,266)	27,797	7.5
	$76,680	$(21,152)	$55,528

Amortization expense related to intangible assets for the three months ended September 30, 2021 and 2020 was $3,819 and $1,940, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2021 and 2020 was $7,675 and $5,817, respectively. Estimated future amortization expense of the identified intangible assets as of September 30, 2021, is as follows:

2021	$6,291
2022	25,114
2023	25,114
2024	25,130
2025	25,114
Thereafter	53,163
$159,926

9. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Nine Months Ended September 30,	Year Ended December 31, 2020
Employee compensation and benefits	$22,761	$20,521
Professional services	10,046	6,832
Provider services	4,428	4,632
Other	8,675	10,150
Total	$45,910	$42,135

10. Line of Credit

In January 2011, the Company entered into a credit agreement (the “Line of Credit”) with a financial institution that provides for maximum borrowings in one or more advances of an amount up to $5,000. Borrowings under the Line of Credit accrue interest at the London Interbank Offered Rate plus 1.25%. Borrowings are repayable immediately upon demand by the financial institution. In November 2017, the Line of Credit was amended to increase the maximum borrowings to $7,000. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Line of Credit.

During any period that the Line of Credit is in effect, the Company can request the financial institution issue a letter of credit with a maximum maturity not to exceed twelve months. Any letters of credit issued by the financial institution reduce the maximum borrowings available under the Line of Credit. As of September 30, 2021, the maximum borrowing available to the Company is $7,000 based on the outstanding letters of credit of $795 that have been issued by the financial institution. As of December 31, 2020, the maximum borrowing available to the Company was $5,905 based on the outstanding letters of credit of $1,095 that have been issued by the financial institution.

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

In the nine months ended September 30, 2021, 3,865,035 shares of Class B common stock were converted to Class A common stock. As of September 30, 2021, the par value of the Class A, Class B and Class C shares was $2,272, $267, and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	227,158,943	227,158,943
Class B	100,000,000	26,650,761	26,650,761
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	259,365,259	259,365,259

As of September 30, 2021 and December 31, 2020, the Company had reserved 61,572,141 and 61,392,747 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant, respectively.

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

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	23,167,514	$4.37	6.2	$487,758
Granted	—	$—
Forfeited	(386,694)	$5.76
Expired	—	$—
Exercised	(5,778,464)	$3.30
Outstanding as of September 30, 2021	17,002,356	4.70	6.0	$77,588
Vested and expected to vest as of December 31, 2020	21,744,937	$4.14	6.0	$460,712
Vested and expected to vest as of September 30, 2021	16,317,595	$4.49	5.9	$75,687
Options exercisable as of December 31, 2020	17,640,827	$3.71	5.5	$381,511
Options exercisable as of September 30, 2021	13,833,503	$4.20	5.6	$68,029

No options were granted in the nine months ended September 30, 2021. The weighted-average grant date fair value of common stock options granted during the nine months ended September 30, 2020 was $5.06.

The weighted-average of assumptions that the Company used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	N/A	1.09%
Expected term (in years)	N/A	6.1
Expected volatility	N/A	52%
Expected dividend yield	N/A	0%

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

Restricted Stock Units

During the year ended December 31, 2020, the Company granted 13,816,885 restricted stock units which vest over the service period of one to four years. During the nine months ended September 30, 2021, the Company granted 7,284,665 restricted stock units which vest over the service period of one to four years.

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2021	11,014,450	$14.43
Granted	7,284,665	18.89
Vested	(5,687,981)	10.65
Forfeited	(187,398)	15.67
Unvested as of September 30, 2021	12,423,736	$18.76

The total grant date fair value of RSU’s granted for the nine months ended September 30, 2021 was $137,604. During the nine months ended September 30, 2020 the Company granted 13,039,392 restricted stock units. The aggregate intrinsic value of restricted stock units vested for the nine months ended September 30, 2021 and 2020 was $77,949 and $32,137, respectively.

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

During the three and nine months ended September 30, 2021, the Company issued 178,021 shares under the ESPP. As of September 30, 2021 2,906,197 shares remained available for issuance.

For the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense related to the ESPP of $372 and $756, respectively, based on elections made under the plan to-date.  There was no expense for the three and nine months ended September 30, 2020.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$436	$309	$1,346	$668
Research and development	2,173	2,083	5,851	3,519
Selling and marketing	2,033	1,138	6,022	2,684
General and administrative	7,746	30,890	18,537	99,645
Total	$12,388	$34,420	$31,756	$106,516

As of September 30, 2021, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $86,486, which is expected to be recognized over a weighted-average period of 1.2 years.

12. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying customers against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies customers against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the customer. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through September 30, 2021 and December 31, 2020, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. The Company believes that these claims lack merit and intends to defend against them vigorously. As of September 30, 2021 and December 31, 2020, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

13. Leases

The Company’s primary lease represents the lease for its corporate headquarters in Boston, Massachusetts. The Company modified the corporate headquarter lease during the third quarter of 2021, the future payments on the new lease are $17,169. The carrying value of the Company’s right-of-use assets are substantially concentrated in real estate as the Company primarily leases office space. The Company’s policy is not to record leases with an original lease term of one year or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company does not have any lease contracts with the option to purchase as of September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
The components of lease cost under ASC 842 were as follows:
Operating lease cost	$1,267	$1,784	$4,414	$5,065
Short-term lease cost	—	—	—	—
Variable lease cost	—	—	—	—
Total lease cost	$1,267	$1,784	$4,414	$5,065

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$5,207	$5,213
Non-cash lease activity:
Right-of-use lease assets obtained in exchange for new operating lease liability:
Operating leases	$15,506	$417

	Nine Months Ended September 30,	Year Ended December 31, 2020
Supplemental balance sheet information related to leases is as follows:
Operating leases
Operating lease right-of-use assets	$17,780	$6,609
Total operating right-of-use lease assets	$17,780	$6,609
Operating lease liabilities, current	3,121	6,357
Operating lease liabilities, net of current portion	14,988	1,296
Total operating lease liabilities	$18,109	$7,653
Weighted-average remaining lease term (in years)	5.1 years	1.3 years
Weighted-average discount rate	3.2%	2.9%

As of September 30, 2021, minimum future lease payments for these operating leases were as follows:

Years ending December 31,
2021	$1,283
2022	3,409
2023	3,679
2024	3,416
2025	3,484
Thereafter	4,447
Total lease payments	$19,718
Less imputed interest	(1,609)
Total present value of lease liabilities	$18,109

14. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and nine months ended September 30, 2021, the Company recognized an income tax benefit of $5,454 and $5,042, primarily due to a  partial release of valuation allowance in the U.S resulting from the deferred tax liabilities established as part of the Acquisitions consummated during the quarter. During the three and nine months ended September 30, 2020, the Company recorded income tax expense of $78 and $330, respectively.

15. Related-Party Transactions

Teva Pharmaceuticals, Industries Ltd

Teva Pharmaceuticals, Industries Ltd (“Teva”) was determined to be a related party because a member of the Company’s board of directors was the President and CFO of Teva Pharmaceuticals’ North America Commercial through June 2021. In addition, Teva is a non-significant shareholder of the Company. As of September 30, 2021 it was determined that Teva was no longer a related party. As of December 31, 2020, short-term and long-term deferred revenue from this customer was not material. As of December 31, 2020, amounts due from Teva were not material.

Prior to the board member’s departure from the board of directors in June 2021, the Company recognized an immaterial amount of revenue from contracts with this customer. During the three and nine months ended September 30, 2020, revenues recognized from this customer were not material.

Philips Holding USA, Inc.

Philips Holding USA, Inc. (“Philips”) was determined to be a related party because a member of the Company’s board of directors is the Business Leader of Philips Population Health Management through June 2021. In addition, Philips is a non-significant shareholder of the Company. As of September 30, 2021 it was determined Philips was no longer a related party. As of December 31,

2020, the Company held short-term and long-term deferred revenue of $2,549, from contracts with this customer. As of December 31, 2020, amounts due from Philips were $763.

Prior to the board member’s departure from Philips in June 2021, the Company recognized revenue of $708, from contracts with this customer. During the three and nine months ended September 30, 2020, the Company recognized revenue of $418 and $1,126, respectively from contracts with this customer.

Anthem Inc.

Anthem Inc. (“Anthem”) was determined to be a related party because a member of the Company’s board of directors served as the Vice President of Anthem through February 2021. In addition, Anthem is a non-significant shareholder of the Company. As of September 30, 2021 it was determined Anthem was no longer a related party. As of December 31, 2020, the Company held short-term and long-term deferred revenue of $11,347, from contracts with this customer. As of December 31, 2020, amounts due from Anthem were $8,391.

Prior to the board member’s departure from Anthem in February 2021, the Company recognized revenue of $- from contracts with this customer. During the three and nine months ended September 30, 2020 the Company recognized revenue of $13,522 and $40,677, respectively from contracts with this customer.

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of September 30, 2021 and December 31, 2020, the Company held short-term and long-term deferred revenue of $281 and $606, respectively from contracts with this customer. As of September 30, 2021 and December 31, 2020, amounts due from Cleveland Clinic were $497 and $1,020, respectively.

During the three months ended September 30, 2021 and 2020, the Company recognized revenue of $286 and $514, respectively, from contracts with this customer. During the nine months ended September 30, 2021 and 2020, the Company recognized revenue of $816 and $1,004, respectively, from contracts with this customer.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the nine months ended September 30, 2021, the Company made a capital contributed of $2,548, related to a portion of the phase one capital commitment. During the three months ended September 30, 2021 and 2020 the Company recognized revenue of $412 and $404 from contracts with this customer, respectively. During the nine months ended September 30, 2021 and 2020 the Company recognized revenue of $1,286 and $1,190 from contracts with this customer, respectively, As of September 30, 2021 and December 31, 2020, the Company held short and long term deferred revenue of $428 and $1,496, respectively, from contracts with this customer. As of September 30, 2021 and December 31, 2020, amounts due from CCAW, JV LLC were not material.

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

16. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(50,932)	$(64,596)	$(128,873)	$(178,040)
Net loss attributable to non-controlling interest	562	(1,515)	(332)	(3,920)
Net loss attributable to American Well Corporation	$(51,494)	$(63,081)	$(128,541)	$(174,120)
Denominator:
Weighted-average common shares outstanding —basic and diluted	257,283,961	68,499,106	250,115,414	51,492,988
Net loss per share attributable to common stockholders—basic and diluted	$(0.20)	$(0.92)	$(0.51)	$(3.38)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested restricted stock units	7,162,432	5,455,654	7,162,432	5,455,654
Options to purchase shares of common stock	17,002,356	24,064,300	17,002,356	24,064,300
	24,164,788	29,519,954	24,164,788	29,519,954

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

We are a leading telehealth company enabling digital delivery of care for healthcare’s key stakeholders. We empower our clients at the enterprise level with the core technology and services necessary to successfully develop and distribute telehealth programs that meet their strategic, operational, and social objectives under their own brands. The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan and innovator, including government, clients with the tools to enable new models of care for their patients and members. Our scalable technology embeds with our clients’ existing offerings and clinical workflows, spanning the continuum of care and enabling care delivery across a wide variety of clinical, retail, school and home settings. Our client-focused approach drives our success as one of the largest telehealth companies. As of September 30, 2021, we powered the digital care programs of over 55 health plans, which support over 36,000 employers and collectively represent more than 80 million covered lives, as well as over 150 of the nation’s largest health systems, encompassing more than 2,000 hospitals. Since inception, we have powered over 12 million telehealth visits for our clients, including 4.3 million in the nine months ended September 30, 2021.

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

We believe Amwell makes this digital care transformation possible for the healthcare ecosystem. The Amwell Platform enables care delivery across the full healthcare continuum – from primary and urgent care in the home to high acuity specialty consults, such as telestroke and telepsychiatry, in the hospital. We support both on-demand and scheduled consultations and offer 40 pre-packaged care modules and programs that power over 100 unique use cases today. Our platform can be fully embedded into our clients’ patient/member portals and provider workflows. Providers can launch telehealth directly from their native EHRs, with seamless integration to their payer eligibility and claims systems. Providers, patients and members can access this care through a full range of Carepoints™, including via mobile, web, phone and our proprietary kiosks and carts that support multi-way video, phone or secure messaging interactions. As of September 30, 2021, approximately 80,000 of our active providers use the Amwell Platform to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with AMG, a nationwide clinical network of over 5,000 multi-disciplinary providers covering 50 states with 24/7/365 coverage.

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

Our Business Model

The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan and innovator partners with the tools to enable new models of care for their patients and members. We sell the Amwell Platform on a subscription basis, which with our modular platform architecture allows our clients to introduce innovative telehealth use cases over time, expanding our subscription revenue opportunity. To support the Amwell Platform, we offer professional services on a fixed fee and time and material basis and a range of patient and provider access Carepoints that support hospital and home use cases and access to AMG, our affiliated medical group that provides clinical services on a fee-for-service basis. The combination of the platform, services and Carepoints allows our clients to deploy telehealth solutions across their full enterprise, deepening their relationships with existing and new patients and members through improved care access and coordination, cost, and quality. Our contracts are typically three years in length but may be longer for our largest strategic customer partners.

Total subscription fees received from Health System, Health Plan and Innovator clients were $26.7 million and $25.8 million for the three months ended September 30, 2021 and 2020, respectively, and $78.1 million and $72.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Fees received from AMG-related visits were $30.0 million and $28.5 million for the three months ended September 30, 2021 and 2020, respectively. Fees received from AMG-related visits were $85.4 million and $90.9 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Fees received from the provision of services and Carepoints were $5.4 million and $8.3 million for the three months ended September 30, 2021 and 2020, respectively. Fees received from the provision of services and Carepoints were $16.5 million and $21.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Acquisitions

We have expanded and intend to continue to expand our platform through research and development as well as the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded the channels that we serve and our distribution capabilities as well as broadening our service offering.  Our acquisitions of SilverCloud and Conversa add proven longitudinal care and behavioral healthcare capabilities to our digital care enablement platform. SilverCloud is a leading digital mental health platform. Conversa is a leader in automated virtual healthcare.

For further information, see Note 7, “Business Combinations” of the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

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

We continue to experience these levels of telehealth adoption and usage of our platform and products.  In both the nine months ended September 30, 2021 and 2020, our clients completed 4.3 million visits on the Amwell Platform. Visits in the nine months ended September 30, 2020 were driven by the height of the COVID-19 pandemic while visits in the nine months ended September 30, 2021 were driven by expanded utilization of the platform evident by a larger number of clients’ own providers using the Amwell Platform.  During the nine months ended September 30, 2021 our clients’ own providers performed over 75% of the total visits performed on the Amwell Platform versus 70% of total visits performed on the Amwell Platform during the nine months ended September 30, 2020. Comparatively, throughout 2019 and through February 2020, or pre-COVID-19, clients’ own providers delivering care represented 40% whereas AMG providers typically performed more than 60% of the total overall visits on the Amwell Platform.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Customer Providers
September 30, 2021	1,425,000	75%
June 30, 2021	1,300,000	75%
March 31, 2021	1,575,000	80%
December 31, 2020	1,550,000	75%
September 30, 2020	1,400,000	75%
June 30, 2020	2,200,000	75%

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

A significant number of providers were added to the platform in Q2 and Q3 of 2020 by our Health Plan but predominately by our Health System customers to handle the anticipated extraordinary increase in COVID-related consultations.  Additional AMG providers were also added to absorb COVID-related spikes in care.  As the 12 month measurement period for “Active Providers” advanced beyond the peak COVID period of Q2 2020, these extraordinary COVID-related additional AMG and customer providers cycled out of the Active Provider count thus we experienced a reset to the core base in Q2 2021. We continue to experience growth in core active providers as seen in our most recent quarter, Q3 2021, where approximately 9,000 active providers were added to our platform all coming from our Health System and Health Plan customers.

Total Active Providers
Quarter Ended	Total Active Providers	Customer Providers	AMG
September 30, 2021	80,000	76,000	4,000
June 30, 2021	71,000	67,000	4,000
March 31, 2021	81,000	76,000	5,000
December 31, 2020	72,000	68,000	4,000
September 30, 2020	62,000	58,000	4,000
June 30, 2020	57,000	53,000	4,000

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) public offering expenses, (vi) acquisition-related income and expenses, (vii) litigation expenses related to the defense of our patents in the patent infringement claim filed by Teladoc and (viii) other items affecting our results that we do not view as representative of our ongoing operations, including direct and incremental expenses associated with the COVID-19 pandemic. We had no such other items during the three and nine months ended September 30, 2021 and 2020.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(50,932)	$(64,596)	$(128,873)	$(178,040)
Add:
Depreciation and amortization	4,340	2,576	9,330	7,371
Interest income and other (expense) income, net	382	(255)	97	(1,410)
Benefit (Expense) from income taxes	(5,454)	78	(5,042)	330
Stock-based compensation	12,388	34,420	31,756	106,516
Public offering expenses(2)	—	1,362	1,223	2,039
Acquisition-related expense (income)	7,419	—	8,006	(48)
COVID-19-related expenses(1)	—	191	—	5,933
Litigation expense	371	—	1,918	—
Adjusted EBITDA	$(31,486)	$(26,224)	$(81,585)	$(57,309)

(1)

COVID-19-related expenses include non-recurring provider bonus payments, emergency hosting licensing fees and non-medical provider temporary labor costs related to on-boarding non-AMG providers incurred in response to the initial outbreak of the COVID-19 virus as Amwell attempted to scale quickly to meet unusually high patient and non-AMG provider demand.

(2)

Public offering expenses include non-recurring expenses incurred in relation to our initial public offering for the three and nine months ended September 30, 2020 and our secondary offering for the nine months ended September 30, 2021.

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

Components of Statement of Operations

Revenue

The Company has demonstrated continued revenue growth as a direct result increasing acceptance of telehealth, our penetration of the market, and the successful launch of new or expanded products that enable broadened applications of settings for care delivered virtually. Revenue performance is reflective of the strong foundation that has been built, focused around health plans, health systems, our provider network and a consistently increasing visit base.

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

Provision for Income Taxes

The income tax provision and benefit were primarily due to state and foreign income tax expense, offset by a partial release of the valuation allowance.

Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three and nine months ended September 30, 2021, and 2020 and the dollar and percentage change between the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2021	2020	Change	%	2021	2020	Change	%
Revenue	$62,223	$62,551	$(328)	-1%	$180,039	$184,833	$(4,794)	-3%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	35,184	42,116	(6,932)	(16)%	104,778	118,969	(14,191)	(12)%
Research and development	27,399	25,275	2,124	8%	72,817	57,848	14,969	26%
Sales and marketing	16,370	13,758	2,612	19%	44,891	39,978	4,913	12%
General and administrative	34,380	43,113	(8,733)	(20)%	79,946	138,537	(58,591)	(42)%
Depreciation and amortization expense	4,340	2,576	1,764	68%	9,330	7,371	1,959	27%
Total costs and operating expenses	117,673	126,838	(9,165)	(7)%	311,762	362,703	(50,941)	(14)%
Loss from operations	(55,450)	(64,287)	8,837	(14)%	(131,723)	(177,870)	46,147	(26)%
Interest income and other income (expense), net	(382)	255	(637)	(250)%	(97)	1,410	(1,507)	(107)%
Loss before expense from income taxes and loss from equity method investment	(55,832)	(64,032)	8,200	(13)%	(131,820)	(176,460)	44,640	(25)%
Benefit (Expense) from income taxes	5,454	(78)	5,532	(7,092)%	5,042	(330)	5,372	(1,628)%
Loss from equity method investment	(554)	(486)	(68)	14%	(2,095)	(1,250)	(845)	68%
Net loss	(50,932)	(64,596)	13,664	(21)%	(128,873)	(178,040)	49,167	(28)%
Net income (loss) attributable to non-controlling interest	562	(1,515)	2,077	(137)%	(332)	(3,920)	3,588	(92)%
Net loss attributable to American Well Corporation	$(51,494)	$(63,081)	$11,587	(18)%	$(128,541)	$(174,120)	$45,579	(26)%

Revenue

For the three months ended September 30, 2021, overall revenue was relatively similar to the prior period with increased subscription and visit revenue of $0.9 million and $1.6 million, respectively, offset by a $2.9 million decrease in hardware revenue caused by higher levels of care points purchases in the prior period attributed to Health Systems spending time constrained, government grant program funds, and also in the current 2021 period, customers waiting on completion of their transition to the new Converge Platform before expanding their care point footprint.

For the nine months ended September 30, 2021, the decrease in revenue from the prior period was substantially driven by a decrease in visit revenue. Visit revenue earned from AMG patient visits decreased by $5.5 million, or 6%, from $90.9 million in the nine months ended September 30, 2020 to $85.4 million in the nine months ended September 30, 2021. The decrease was primarily driven by reduced visit volume versus the height of the COVID-19 pandemic experienced in the second quarter of 2020, but was slightly offset by the overall increased utilization of telemedicine as a part of now normal delivery of healthcare. For the nine months ended September 30, 2021, the decrease in revenue was also driven by a decrease in hardware revenue of $5.3 million.  The decreases in revenue were partially offset by an increase in subscription revenue from $72.0 million for the nine months ended September 30, 2020 to $78.1 million during the nine months ended September 30, 2021, an increase of $6.1 million, or 7%. Subscription revenue grew as a result of new customers subscribing to the platform and existing customers expanding their use of the platform through increasing the number of members they provided access to the platform, increased number of programs, increased modules and increased volume of care delivered on our platform by our customers’ own providers.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended September 30, 2021, the decrease in cost of revenue was primarily due to a decrease of $2.8 million in costs related to marketing provided to customers. The Company also experienced a $2.1 million decrease in hardware costs due to low margin hardware unit sales.

For the nine months ended September 30, 2021, the decrease in cost of revenue was primarily due to a decrease of $6.3 million in provider related costs due to lower visit volume but also technology and process efficiencies realized in our AMG visit processes. The Company also experienced a $4.3 million decrease in hardware costs due to lower hardware unit sales volume.

Research and Development Expenses

For the three months ended September 30, 2021, the increase in research and development expense was primarily driven by an increase of $2.5 million in employee-related costs (inclusive of stock compensation expense) offset by a decrease of $0.4 million in consulting services.

For the nine months ended September 30, 2021, the increase was primarily driven by an increase of $10.3 million in employee-related costs (inclusive of stock compensation expense). The increase in research and development expense was further driven by a $5.2 million increase in consulting services primarily driven by increased spend in the first half of the year related to our new Converge telehealth platform.

Sales and Marketing Expenses

For the three months ended September 30, 2021, the increase in sales and marketing expense primarily consisted of $1.3 million in employee-related costs (inclusive of commissions and stock compensation expense). There was also an increase in marketing expenses of $0.5 million and consulting expense of $0.5 million.

For the nine months ended September 30, 2021, the increase primarily consisted of $5.2 million in employee-related costs (inclusive of commissions and stock compensation expense). The increase was offset by reduced subcontractor expenses of $0.4 million.

General and Administrative Expenses

For the three months ended September 30, 2021, the decrease in general and administrative expense was driven by a decrease in stock-based compensation expense of $23.1 million predominantly related to awards granted to the co-CEOs related to our IPO in 2020. The decrease was offset by an increase related to employee-related costs (excluding stock compensation expense) of approximately $1.8 million. The decrease in general and administrative expenses was offset by a $2.1 million increase in insurance costs for our directors and officers, $2.8 million in increased legal costs largely related to the Teladoc litigation and $4.3 million in consulting costs largely related to the Acquisitions. The decrease in general and administrative expenses was further offset by a $1.5 million increase in system costs to enhance administrative processing.

For the nine months ended September 30, 2021, the decrease was driven by a decrease in stock-based compensation expense of $81.1 million predominantly related to awards granted to the co-CEOs related to our IPO in 2020. The decrease was offset by increases related to employee-related costs (excluding stock compensation expense) of approximately $2.7 million. The decrease in general and administrative expenses was further offset by a $5.9 million increase in insurance costs for our directors and officers, $4.6 million in consulting costs largely related to the Acquisitions and $5.0 million in increased legal costs largely related to the Teladoc litigation. The decrease in general and administrative expenses was further offset by a $3.1 million increase in system costs to enhance administrative processing. General and administrative expenses are expected to continue to increase (in absolute dollars) in future periods as we continue to grow in size and complexity while at the same time recognizing the full year impact of the regulatory and compliance costs associated with being a publicly traded company.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three and nine months ended September 30, 2021. Amortization expense increased by $1.9 million for the three months ended September 30, 2021 and for the nine months ended September 30, 2021. The increase in amortization was related to the intangible assets acquired in the Acquisitions.

Interest Income and Other (Expense) Income, net

For the three and nine months ended September 30, 2020, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments. For the three and nine months ended September 30,

2021, interest income and other (expense) income, net consist of accretion of $0.6 million on the contingent consideration related to the Acquisitions, as well as interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax benefit was $5.5 million for the three months ended September 30, 2021, compared to income tax expense of $0.1 million for the three months ended September 30, 2020. Income tax benefit was $5.0 million for the nine months ended September 30, 2021, compared to income tax expense $0.3 million for the nine months ended September 30, 2020. The increase in the benefit is due to a $5.1 million release of the valuation allowance in the U.S. due to the Acquisitions.

Loss from Equity Method Investment

The Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via telehealth. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investments in CCAW, JV LLC using the equity method of accounting. During the three months ended September 30, 2021 and 2020, the Company recognized a loss of $0.6 million and $0.5 million, respectively, as its proportionate share of the joint venture results of operations. During the nine months ended September 30, 2021 and 2020, the Company recognized a loss of $2.1 and $1.3 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(96,614)	$(87,934)
Net cash used in investing activities	(59,295)	(96,677)
Net cash provided by financing activities	4,537	1,003,307
Total	$(151,372)	$818,696

 Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $790.4 million and $1,041.6 million as of September 30, 2021 and December 31, 2020, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

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

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $131.7 million and a net loss of $128.9 million for the nine months ended September 30, 2021 and had an accumulated deficit of $762.4 million as of September 30, 2021.

The Company has no debt as of September 30, 2021 or December 31, 2020 and expects to generate operating losses in future years.

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

Indebtedness & Lines of Credit

In January 2011, the Company entered into a credit agreement (the “Line of Credit”) with a financial institution that provides for maximum borrowings in one or more advances of an amount up to $5.0 million. Borrowings under the Line of Credit accrue interest at the London Interbank Offered Rate plus 1.25%. Borrowings are repayable immediately upon demand by the financial institution. In November 2017, the Line of Credit was amended to increase the maximum borrowings to $7.0 million. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Line of Credit.

During any period that the Line of Credit is in effect, the Company can request the financial institution issue a letter of credit with a maximum maturity not to exceed twelve months. Any letters of credit issued by the financial instrument reduce the maximum borrowings available under the Line of Credit. As of September 30, 2021 and December 31, 2020, the maximum borrowing available to the Company was $6.2 million and $5.9 million based on the outstanding letters of credit of $0.8 million and $1.1 million that have been issued by the financial institution.

Nine months ended September 30, 2021, vs. nine months ended September 30, 2020

Cash Used in Operating Activities

For the nine months ended September 30, 2021, cash used in operating activities was $96.6 million. The primary driver of this use of cash was our net loss of $128.9 million. The net loss for the year was reflective of the investments made back into the Company (from both a personnel and technology perspective), partially offset by the overall growth of our business including an increase in new clients and expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $42.5 million (primarily stock-based compensation of $31.8 million and depreciation and amortization of $9.3 million).

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

Cash Used in Investing Activities

Cash used in investing activities was $59.3 million for the nine months ended September 30, 2021. Cash used in investing activities consisted of $156.5 million in acquisitions of businesses, a $2.5 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic and $0.2 million in the purchases of property and equipment offset by proceeds from maturities of investments of $100.0 million.

 Cash used in investing activities was $96.7 million for the nine months ended September 30, 2020. Cash used in investing activities consisted of $69.1 million in proceeds from the maturities of investments, offset by $159.6 million in purchases of investments. Further, cash used in investing activities included a $2.9 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic and $3.3 million in the purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2021, was $4.5 million. Cash provided by financing activities consisted of $18.5 million of proceeds from the exercise of employee stock options. These proceeds were offset by cash payments primarily for the purchase of treasury stock of $14.0 million.

Cash provided by financing activities for the nine months ended September 30, 2020, was $1,005.1 million. Cash provided by financing activities consisted of $146.0 million of cash proceeds from our issuance of Series C Convertible Preferred Stock, net of issuance costs, $772.9 million of cash proceeds from our IPO, net of underwriting commissions and $100.0 million cash proceeds from the issuance of Class C common stock to Google, LLC in a private placement offering. These proceeds were offset by cash payments for the purchase of treasury stock of $18.4 million.

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

Contractual Obligations and Commitments

As of September 30, 2021, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements in our Form 10-K and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the nine months ended September 30, 2021.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $790.4 million, and $941.6 million as of September 30, 2021 and December 31, 2020, respectively. The Company also held investments totaling $0 million and $100.0 million as of September 30, 2021, and December 31, 2020, respectively. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from customer arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of September 30, 2021 and December 31, 2020, we had four foreign subsidiaries. The Company also has a branch with a functional currency of the New Israeli Shekel, however activity in the New Israeli Shekel is not considered significant. Prior to the Acquisitions the Company had one foreign subsidiary in Israel, the functional currency of that subsidiary is the U.S. dollar. In the third quarter of 2021, the Company acquired three foreign subsidiaries from the acquisition of SilverCloud with functional currencies of the Euro, British pound and Australian dollars.  The activity for these entities in the nine months ended September 30, 2021 was not considered significant as only one month of operations is included in the consolidated statement of operations. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

We concluded that certain material weaknesses in our internal control over financial reporting are still present as of September 30, 2021. The material weaknesses present are as follows: We did not maintain an effective control environment as we did not maintain a sufficient complement of accounting and financial reporting resources commensurate with our financial reporting requirements. This material weakness contributed to the following material weakness:

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

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. As of September 30, 2021, we have completed the following remedial actions:

•

hired additional full-time accounting resources with appropriate levels of accounting knowledge and experience, including but not limited to a Chief Financial Officer in the second half of 2018, and the following resources who all have significant public company experience: a Vice President of Accounting, Vice President of FP&A, Senior Director of Revenue in the first half of 2019, Director of SEC Reporting with Big Four Accounting experience in the second half of 2020, and a Senior Revenue Manager in the first quarter of 2021;

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
•

engaged a Big Four public accounting firm to assist us in the creation of, and ultimately serve as, an internal audit function, including the establishment of an internal audit charter and assessment, documentation, design and implementation of control activities related to internal controls in the second quarter of 2021.

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

Remediation of Previously Identified Material Weakness in Internal Control over Financial Reporting

We previously identified and disclosed in the financial statements as of and for the period ended December 31, 2020 included in our Annual Report on Form 10-K as well as in our Quarterly Report on Form 10-Q for the interim period ended June 30, 2021, a material weakness in our internal control over financial reporting relating to the following:

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

Our management, with the oversight from our audit committee, has completed the following remediation steps to address the previously disclosed material weakness:

•

hired additional full-time accounting resources with appropriate levels of accounting knowledge and experience, including a Chief Financial Officer in the second half of 2018, a Vice President of Accounting, Vice President of FP&A, and Director of SEC Reporting in the second half of 2020;

•

reallocated responsibilities across the accounting organization to ensure that the appropriate level of knowledge and experience is applied based on risk and complexity of transactions and tasks under review;

•	strengthened our internal policies, processes and reviews over period end financial reporting and preparation of financial statements, including formal documentation thereof; and
•	engaged a professional accounting services firm in the second quarter of 2021 to help us assess, document, design and implement control activities related to internal control over financial reporting.

Our management concluded that based on the completion of these actions, and the results of our testing over the design and operating effectiveness of the newly designed and implemented controls, the previously-identified material weakness related to the period end financial reporting process and preparation of financial statements was remediated as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in our Form 10-K. For a discussion of potential risks and uncertainties related to our Company see the information in our Form 10-K in the section entitled “Risk Factors.”

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

We may fail to realize all of the anticipated benefits of the Acquisitions, including expected synergies, and be subject to business uncertainties that could adversely affect our business, including difficulty integrating the Conversa and SilverCloud businesses

We believe that the Acquisitions will result in certain benefits, including certain cost synergies, product innovations, and operational efficiencies.  However, our success in realizing these benefits and synergies, and the timing of this realization, depends on the successful integration of our business and operations with Conversa’s and SilverCloud’s businesses, respectively, and may require significant internal and external investment. The efforts to realize these benefits and synergies will be a complex process and may disrupt each of the companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the Acquisitions, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the Acquisitions could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the Acquisitions and negatively impact the price of our common stock.  The combined company may fail to realize the anticipated benefits of the Acquisitions for a variety of reasons, including the following:

•	the Acquisitions may result in our assuming unexpected liabilities;
•	we may experience difficulties integrating operations and systems, for example with respect to accounting and IT controls, IT systems as well as company policies and cultures;
•	we may fail to retain and assimilate employees of Conversa’s and/or SilverCloud’s business;
•	we may fail to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;
•	we may fail to combine product offerings and product lines quickly and effectively; and
•	problems may arise in entering new markets in which we have little or no experience.

Uncertainty about the effect of the Acquisitions on employees, customers and suppliers may expose us to financial, executional and operational risks. These uncertainties may impair our ability to attract, retain and motivate key personnel and could cause our customers, suppliers and other business partners to delay or defer certain business decisions or to seek to change existing business relationships with us. The occurrence of any of these events could have a material adverse effect on our operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2021.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(32)(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31	4,517	$11.59	—	—
August 1 to August 31	206,977	11.15	—	—
September 1 to September 30	—	—	—	—
Total	211,494	$11.16	—	—

*	Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

4.9#†

Agreement and Plan of Merger by and among American Well Corporation, SilverCloud Health Holdings, Inc., Shannon Merger Subsidiary Inc, Shannon Merger Sister Subsidiary, LLC, and Fortis Advisors LLC, as the Securityholder Representative Named Herein, dated as of July 28, 2021

4.10#†

Agreement and Plan of Merger by and among American Well Corporation, Conversa Health, Inc., Copernicus Merger Subsidiary Inc, Copernicus Merger Sister Subsidiary, LLC, and Fortis Advisors LLC, as the Securityholder Representative Named Herein, dated as of July 27, 2021

10.1	Employment Agreement between American Well Corporation and Brendan O’Grady, dated July 19, 2021

10.2	Employment Agreement between American Well Corporation and Robert Shepardson, dated September 15, 2021

10.39	Addendum to Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 29, 2021

10.40	Amendment to Amended & Restated Employment Agreement between American Well Corporation and Keith Anderson, dated September 21, 2021

10.41	Amendment No. 6 to Amended and Restated Vendor Agreement, dated July 30, 2021, by and among American Well Corporation and Health Management Corporation dba LiveHealth Online

31.1	Chief Executive Officers Certifications

31.2	Chief Financial Officer and Chief Financial Officer in Transition Certifications

32.1	CEO Certification of Quarterly Report

32.2	CFO and CFO in Transition Certifications of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) customarily and actually treated by the registrant as private or confidential.

†	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	November 12, 2021	By:	/s/ Ido Schoenberg, MD
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Roy Schoenberg, MD, MPH
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Robert Shepardson
Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2021	By:	/s/ Keith Anderson
Chief Financial Officer in Transition

Date:	November 12, 2021	By:	/s/ Paul McNeice
Vice President of Accounting
(Principal Accounting Officer)