Form 10-K
period 2021-12-31
American Well Corp
filed 2022-02-28
CIK 1393584

0Fdf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.4 billion. Common stock held by each executive officer, director and by each person known to the registrant who owned 5% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2022 the number of shares of Registrant’s Class A common stock outstanding was 230,368,903, the number of shares of Registrant’s Class B common stock outstanding was 27,390,397, and the number of shares of Registrant’s Class C common stock outstanding was 5,555,555.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id: 238Auditor Name: PricewaterhouseCoopers LLPAuditor Location: Boston, Massachusetts, United States

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

These forward-looking statements and projections are contained throughout this Form 10-K, including the sections entitled “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The forward-looking statements and projections are subject to and involve risks, uncertainties and assumptions and you should not place undue reliance on these forward-looking statements or projections. Although we believe that these forward-looking statements and projections are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements and projections. Important factors that may materially affect such forward-looking statements and projections include the following:

•	weak growth and increased volatility in the telehealth market;
•	our history of losses and the risk we may not achieve profitability;
•	inability to adapt to rapid technological changes;
•	our limited number of significant clients and the risk that we may lose their business;
•	increased competition from existing and potential new participants in the healthcare industry;
•	changes in healthcare laws, regulations or trends and our ability to operate in the heavily regulated healthcare industry;
•	compliance with regulations concerning personally identifiable information and personal health industry;
•	slower than expected growth in patient adoption of telehealth and in platform usage by either clients or patients;
•	inability to grow our base of affiliated and non-affiliated providers sufficient to serve patient demand;
•	our ability to comply with federal and state privacy regulations and the significant liability that could result from a cybersecurity breach or our failure to comply with such regulations;
•	our ability to establish and maintain strategic relationships with third parties;
•	our ability to integrate and realize the anticipated benefits of strategic acquisitions;
•	the impact of the COVID-19 pandemic on our business or on our ability to forecast our business’s financial outlook; and
•	the risk that the insurance we maintain may not fully cover all potential exposures.

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

PART I

Item 1. Business.

Overview

We are a leading enterprise software company enabling digital delivery of care for healthcare’s key stakeholders. We empower our clients with the core technology and services necessary to successfully develop and distribute virtual care programs that meet their strategic, operational, financial and clinical objectives under their own brands. The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan, government, and innovator clients with the tools to enable new models of care for their patients and members. Our scalable technology integrates with our clients’ existing offerings and clinical workflows, spanning the continuum of care and enabling care delivery across a wide variety of clinical, retail, school and home settings. Our client-focused approach drives our success as one of the largest global digital healthcare enterprise software companies. As of December 31, 2021, we powered the digital care programs of over 55 health plans, which collectively represent more than 80 million covered lives, as well as approximately 150 of the nation’s largest health systems, encompassing more than 2,000 hospitals. Since inception, we have powered over 14.3 million telehealth visits for our clients, including more than 5.8 million in the year ended December 31, 2021.

The Amwell Platform enables virtual and automated care delivery across the full healthcare continuum – from primary and urgent care in the home to high acuity specialty consults, such as telestroke and telepsychiatry, in the hospital. We support both on-demand and scheduled consultations and offer pre-packaged care modules and programs that power over 100 unique use cases today. The Amwell Platform can be fully integrated into our clients’ patient/member portals and provider workflows. Providers can launch telehealth directly from their native EHRs, with seamless integration to their payer eligibility and claims systems. Providers, patients and members can access this care through a full range of Carepoints™, including via mobile, web, phone and our proprietary carts that support multi-way video, phone or secure messaging interactions. Through our recent acquisitions of Conversa Health, Inc. (“Conversa”) and SilverCloud Health Holdings, Inc (“SilverCloud”) (together, the “August 2021 Acquisitions”), we enable automated care touchpoints, support ongoing treatment and care through digital engagements, and escalate care when needed to a live clinician. As of December 31, 2021, approximately 88,000 of our clients’ providers use the Amwell Platform to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group (“AMG”), a nationwide network of clinical entities with over 6,500 multi-disciplinary providers covering 50 states with 24/7/365 coverage. The AMG network includes a clinical entity with care capabilities that have been accredited by the National Committee for Quality Assurance (“NCQA”) and a separate clinical entity with care capabilities accredited by the Joint Commission.

Converge is the latest version of the Amwell Platform and is meant to be reliable, flexible, scalable, secure and fully integrated with other healthcare software systems. Converge offers state-of-the-art data architecture and video capabilities, flexibility and scalability, and a user experience designed around the needs of patients and providers. Converge has been designed from the ground up with the holistic understanding that the future care of any one patient will inevitably blend a mix of physical, digital, and automated experiences. The telehealth of today has grown to encompass hybrid care models, asynchronous and automated care, remote patient monitoring, patient and provider engagement — and the flow of data that drives all of the above.

With Converge, the digital care capabilities that health systems and health plans care about — for example virtual primary care, post-discharge follow-up, chronic condition management, remote patient monitoring — are aligned into a single digital care operating system that aggregates all of the data from these care experiences to provide real-time insight. By providing a single platform for the digital distribution of care, Converge will accelerate innovation and interoperability for health system and health plan clients as well as other healthcare innovators, who aim to offer a seamless experience for providers, patients and members.

Our Industry Opportunities

Healthcare today is inefficient, expensive, complicated and fragmented – resulting in substantial challenges for providers, health plans, and patients. By addressing these challenges, virtual care delivery offers many opportunities to improve healthcare, which include:

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

One Platform, Powering the Care Continuum

The Amwell Platform is a scalable, secure software platform that supports a full range of virtual care functionality. Historically, Amwell has offered the Home line (provider-to-patient telehealth interactions, typically in the home), and the Hospital line (supporting provider-to-provider telehealth interactions, or provider-to-patient, typically in an inpatient or ambulatory setting). Converge brings these two lines together into a single and comprehensive enterprise software platform that is built to be more scalable, modular, embeddable, efficient, and capable. In particular, Converge enables the integration of asynchronous care pathways, such as text and data exchange, with synchronous care pathways such as live video calls. As of December 31, 2021, 53 Amwell clients have deployed Converge. Our Converge rollout began with the introduction of Amwell Now, which allows clients to connect easily with patients in the home or the hospital and continued as we added EHR embedding capabilities during 2021.  We expect that substantially all existing Amwell clients will be operating on Converge by the first half of 2023.

The Amwell Platform offers clients the ability to implement and quickly expand their virtual care offerings across many areas of clinical practice. Our Platform is a highly configurable, brandable infrastructure that enables clients to deliver virtual care under their own brands and with their own providers. We offer a full range of management software, clinical workflows, CarepointTM hardware and system integrations to deliver care across many modalities, including video, text, and phone. Our Platform is designed to support the continuum of care by offering the specific workflows and device solutions needed to deliver this care.

Our open architecture allows the Amwell Platform to connect to existing systems, devices and access endpoints and to embed telehealth into our clients’ workflows. The Amwell Platform includes a broad set of APIs and embeddable software widgets that offer clients the ability to integrate, embed and customize virtual care across their digital domains, including:

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

•	Administrative functions such as enrollment, clinical management, payment, eligibility and claims administration, e-prescribing, follow-up and data interchange; and
•

Ability to tap into all functions of the Amwell Network Operations Center (“NOC”) and Telehealth Operational Dashboard for all patient front doors and provider access points, ensuring seamless care delivery across owned providers and provider networks and affiliates for 24/7 load balancing.

The Amwell Platform is designed to quickly launch and remotely implement telehealth offerings for our clients and grow with them as they broaden their digital offerings through additional modules for a wide variety of use cases. Health systems typically begin with either urgent care or an acute use case, such as telestroke or telepsychiatry, and subsequently add modules for areas such as scheduled specialty follow-up visits, virtual rounding, school-based services and more. Health plans typically begin with an urgent care or virtual primary care service and add behavioral health or other services designed to support the needs of their employer clients, such as musculoskeletal care, second opinions, dermatology, lactation support, or nutrition services. In emergency situations, such as natural disasters or the recent COVID-19 pandemic, our clients can start new practices and see patients using our virtual care solution in a matter of days.

We have designed the Amwell Platform to be intuitive and convenient for both patients, providers and payors:

•

Patients—For patient-initiated on-demand visits, patients can either choose a specific provider or elect to see the next available physician. For scheduled visits, patients are guided through pre-visit readiness assessments and can enroll themselves and their dependents, enter their medical history, check insurance coverage and select video or phone visits. Post visit, patients can access their visit record or share it with other providers in their care team. The Amwell Platform is rated an average of 4.8 out of 5 stars by patients on all health system and health plan platforms, as well as our direct-to-consumer platform, and has achieved an average NPS score of 55 across our clients’ various branded services for the full-year period ended December 31, 2021.
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

•

Payors —The Amwell Platform integrates directly with claims and eligibility systems to enable eligibility verification and collection of correct co-insurance payments from patients at the time of the visit. In addition, Amwell enables payors to present key clinical quality information, such as gaps in care, to providers at the time of a visit. The Amwell Platform also enables payors with provider networks or integrated delivery networks to seamlessly incorporate their own providers to care delivery programs.

Carepoints Enable a Variety of Clinical Settings

Patients and members access the Amwell Platform through a wide variety of Carepoints. These Carepoints include not only patient and provider supplied devices for app and web-based access over web, mobile and phone, but also a full range of purpose-built devices for use in clinical settings. Our proprietary Carepoint portfolio, which includes the C500, Touchpoint Tablet, and Hospital TV, enables providers to deliver digital care into clinical care locations, such as the Emergency Department (the “ED”), clinics and hospital at home, as well as into community settings such as retail stores, community centers, employer sites, skilled nursing facilities and schools. These devices are built to rigorous safety and clinical standards and have advanced features including far-end camera controls, fleet monitoring and connectivity to a variety of diagnostic scopes and examination tools. Our Carepoints support a range of modalities including multi-way video, phone connectivity and secure messaging to bring care teams to patients and members in the most efficient way possible.

Value-Added Services

We offer a full suite of paid, supporting services to our clients to enable their telehealth offerings. AMG contracts with more than 6,500 providers across primary and urgent care, behavioral health therapy, acute psychiatry, lactation counseling and nutrition to provide licensed, reimbursable medical staffing for digital care delivery to our clients. AMG can be used to augment provider capacity during nights, weekends or times of high demand, fill gaps in specialist coverage in acute hospital settings and to enable expanded geographic coverage in cases where state-level licensing requirements restrict the ability of our clients’ own physicians to treat patients outside of their own geographic locations. Additionally, we provide professional services to facilitate telehealth implementation, workflow design, systems integration and service expansion. To help our clients promote adoption and utilization, we offer patient and provider engagement services.

Our Market Opportunity

Core U.S. Digital Care Market

We believe the annual total addressable market for our solutions is substantial and increasing. We estimate the current subscription revenue market opportunity for health plan and health system customers to be approximately $8.7 billion and $3.7 billion, respectively. In the health plan space, there are over 290 million lives enrolled in insurance plans that we have identified as potential subscribers to our Platform. We have also identified 802 health systems who would potentially benefit from the Amwell Platform. Additionally, in the health system space, we have identified an additional $8.4 billion for the provider-to-provider market. For AMG, we estimate the urgent care and telepsychiatry visit revenue market opportunity to be approximately $18.2 billion and $3.9 billion, respectively. The broader behavioral health market is estimated to be an additional $29 billion, and this market opportunity has opened up more broadly through our acquisition of SilverCloud. Finally, our acquisition of Conversa Health brings the addition of the automated care market, which is estimated to be an additional $5 billion. This brings the total addressable market for Amwell to $76.9 billion.

We intend to grow our addressable market through continued expansion into market adjacencies that we believe represent a significant opportunity to serve millions of additional potential patients and members. These adjacencies may include pharmaceuticals and biotech, remote patient monitoring, healthcare at home and other areas of digital care delivery. The addition of SilverCloud, with a global presence, significantly expands our international market opportunity in the behavioral health space, which is estimated to be $52 billion internationally.

Our Competitive Strengths

Supporting the Full Continuum of Care with Synchronous and Asynchronous Capabilities

The Amwell Platform enables our clients to deploy and configure care pathways that blend a range of synchronous and asynchronous services. For example, a patient may benefit from ongoing text-based therapy to assist with managing a behavioral health issue, chronic condition, or post-discharge. Yet this patient can also be escalated to a live provider via video using rules that we can configure or patient choice. The mix of automated and virtual care capabilities offered by Amwell is unique in virtual care and enables our clients to operate more efficiently while adhering to their own clinical pathways.

Enabling Our Clients Own Provider Networks

The Amwell Platform enables our clients to utilize their own provider networks to digitally distribute treatment to their patients and members across the continuum of care. This capability was demonstrated most clearly during the recent COVID-19 crisis, when our health system and health plan clients were able to deploy tens of thousands of their own providers onto their telehealth platforms. As of December 31, 2021, approximately 88,000 active providers utilized the Amwell Platform to address their patients’ needs, from primary care, the management of chronic care and specialist visits. We offer provider training, outreach and success services to drive increased patient acquisition and retention, appropriate utilization and better outcomes. We believe our ability to provide our clients with a platform that allows them to utilize their own trusted providers and networks differentiates us within our industry.

Flexible and Scalable Suite of Solutions

Our scalable Platform allows us to grow with the digital care delivery needs of our clients. Most clients start by providing a single use case, such as urgent care, or start with a subset of their members or patients. As our clients expand their digital care delivery solutions, they can add modules that support additional specialties or specific use cases across broader patient and/or member populations. Our products are currently available in more than 40 modules and programs that offer the necessary workflows to deliver care across over 100 individual use cases. In addition to clients increasing their telemedicine use cases over time, they tend to expand their use of Carepoints as well as consumer devices. As we expand our capabilities, our module, program and Carepoint-based approach allows us to partner with clients that are new to telehealth as well as with rapidly expanding telehealth market leaders.

Support for Third Party Applications – Including Clients’ Own Apps

The Amwell Platform offers the ability to launch apps from within the virtual care visit. This means that clients can make care programs, such as text-based cognitive behavioral therapy or chronic condition management, available for providers to share with patients directly at the time of a visit. In addition, third party innovators who want to offer a capability to the Amwell client ecosystem, can do so.  One example of this is translation services – where Amwell has partnered with Google for real time transcription/translation, and with leading third parties for summoning live translators to join a video visit.

Client-Branded, Embedded Digital Experiences

Our configurable Amwell Platform and its associated APIs and widgets encourages our clients to deploy virtual care programs under their own brands, unlike other telehealth players who promote programs under their own brands. Our differentiated approach empowers our clients to advance the look, feel and trust associated with their market-leading brands while we provide the core technology and clinical support to enable quality patient and member care. We are aligned with clients and partner with them to build tailored digital care distribution programs instead of competing with them for their patients.

Platform Integration That Provides for the Efficient Delivery of Digital Care

We enable digital care distribution to be integrated into existing care pathways and workflows rather than as a separate experience. Our proprietary APIs and embeddable software widgets enable clients to embed telehealth into existing workflows utilized by providers and patients. Our Platform is provided directly within or synchronized with our providers’ EHR systems, including Cerner and Epic, as well as through the mobile apps, 24-hour nurse and customer support lines and “digital front doors” that patients and members’ access. From an experiential perspective, clients using Converge can deploy various “front door” experiences to best serve their audiences. Providers operating out of their EHRs typically prefer operating the Converge functionality from within (embedded in) their existing platform (e.g., Hyperspace for Epic). On the patient side, a variety of front doors lead to a configured consumer experience, including SSO from a patient portal (e.g., Epic MyChart) or from a dedicated portal experience. In both cases, no additional login is required as members transition into their telehealth experience. We also integrate with back-end systems to streamline administrative functions such as enrollment, clinical management, payment, claims administration, e-prescribing, follow-up and data interchanges such as picture archiving and communication systems (“PACS”). For our clients, this functionality eases administrative burdens and supports physician workflows. For patients and members, our embedded functionality simplifies digital care delivery directly into the portals and systems those individuals are already utilizing.

Connected Ecosystem of Health Systems, Health Plans and Innovators

We partner with many of the world’s largest and most trusted health systems, health plans and healthcare innovators. Our broad range of connected healthcare providers is attractive to health plans seeking to expand their care networks, while health systems are drawn to a network with a large number of health plans that allows for the possibility to extend their services through the digital distribution of their care. For example, a large health plan is using the Amwell Platform in a program that seeks to close 20 gaps in care that are commonly seen across different high priority populations. Our ecosystem benefits from scale in our client base across each stakeholder vertical. For example, we currently work with 30 of the 35 Blue plans nationally, who benefited as we added more of their cohort and allowed members with Blue cards to seamlessly access digitally distributed care outside the geography of their individual Blue plan. Our ecosystem is also strengthened by our partnerships with innovators that bring new services and capabilities to the Amwell Platform. Our partnership with Google allows us to offer captions and translations capabilities for better provider to patient communication and our joint venture with Cleveland Clinic, The Clinic, enables Second Opinion programs through the Amwell Platform. Finally, the breadth of our ecosystem has enabled a deep understanding of health system and health plan workflows and reimbursement arrangements between our clients, allowing us to tailor our capabilities to their needs.

Access to Scalable, On-Demand Medical Services to Help Support Our Clients’ Digital Care Solutions

As part of our mission to enable digital care distribution, we offer our clients a medical staffing solution for digital health services through AMG, representing over 6,500 multi-disciplinary providers with 24/7/365 coverage across 50 states, that integrates with and extends their existing care capabilities. Our acquisition of Aligned Telehealth Inc. and its clinical affiliate (“Aligned”) in 2019 (the “Aligned Acquisition”) bolstered AMG’s roster to now include over 1,600 behavioral health providers, strengthening the network we are able to offer our customers. For health plans, AMG provides essential nationwide clinical coverage for members across a broad range of specialties. For health systems, most require clinical support for their initial programs and then transition to weekend or evening coverage as their clinicians are provisioned. For rural health systems or community hospitals, these clinical services provide wraparound care or access to critical services like telestroke or psychiatry when they may not have any providers to meet these patient needs. During natural disasters or emergent health events such as the COVID-19 pandemic, AMG can quickly augment staffing needs. By delivering access to on-demand medical staffing, we believe AMG brings trust and stability to our clients’ digital care delivery solutions.

Amwell and Google Cloud are collaborating on a suite of innovative solutions to meet the needs of healthcare clients. Amwell leverages Google’s Cloud Healthcare API to enhance its data infrastructure, providing pathways to intelligent analytics and machine learning capabilities. Examples include patient data display within clinical panels directly in the visit and intelligent patient queueing for visits driven by machine learning. Google’s Contact Center AI makes customer support more efficient and enables an enhanced support experience for customers, improving efficiency and generating deeper analytical insights to drive continuous improvements in the system.

Amwell is creating its App Marketplace Developer Portal. This portal gives clients and partners the opportunity to deliver critical value and ground-breaking innovation to providers, staff, and patients, while reducing the required operational complexity.

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

Our Growth Strategies

Drive Greater Adoption with our Existing Clients

We intend to continue to drive greater adoption among existing clients in four ways:

•

Expanding the populations to which our clients offer services—Health plans may begin by offering telehealth to a subset of their total membership and over time expand to more members. Health systems may start with a single hospital or region and then expand system wide.

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

•

Adding new modules and programs—Most clients begin with one or two use cases for digital care delivery, but then expand into additional clinical areas. For health plans, additional programs are typically focused around virtual primary care, behavioral health services, and a range of condition management services that meet the needs of employer clients as well as Medicare Advantage. For health systems, additional modules typically include an expanding range of specialty care use cases across the care continuum.

•

Enabling the sale of new programs and services for clients to sell to their consumers and B2B customers – Many clients benefit from our scalable and customizable Platform to create high value programs to sell into their customers, whether they be Virtual Primary Care staffed by their own providers, chronic care management programs or retail urgent care. The customizable and configurable Platform allows clients to target specific populations and opens up new revenue sources for our clients, driving high value.

•

Expanding their Carepoints—Clients typically increase the number of Carepoints over time, as they penetrate additional locations and expand their own network of digital care delivery. As the number of Carepoints rise, utilization goes up and our clients recognize additional value. We intend to continue to promote our proprietary Carepoints across our client base and believe that new Carepoint offerings such as our Hospital TV will further expand usage of the Amwell Platform.

Increase Penetration by Adding New Clients within our Core Verticals

While we already partner with many of the largest health systems and health plans in the United States, there is still significant room to add additional customer relationships. Additionally, Medicare Advantage and Managed Medicaid programs provide a significant growth opportunity as they continue to expand telehealth as a reimbursable service across use cases. We continue to invest in our direct sales force and channel management capabilities to support growth and client support.

Invest in Platform to Continue to Expand Capabilities

We continue to invest in the Amwell Platform with Converge and are developing new technologies, products, modules/programs and capabilities that meet the broadening needs of our clients. We also partner with our clients and other stakeholders to build new features, modules and programs. This includes the ongoing development of our digital tools program capabilities, which allow our clients to design new healthcare protocols by combining brick and mortar services with digital healthcare delivery in areas such as primary or cancer care. Our development of Converge expands the reach of our digital platform into new areas by investing in new technologies. For example, our Hospital TV product allows patients to access digital health services in their hospital room via TVs and our planned Home TV Carepoint hardware solution will allow patients to access digital health services at Home via TVs.

Outside of the in-visit experience, the Amwell Platform is also designed to host a library of automated and asynchronous interactions that serve as a digital companion to patients in the space between visits. These evidence-based interactions — which include chatbots, text-message reminders and nudges, patient education resources, remote patient monitoring, and more — not only reinforce the treatment prescribed during the visit but also generate valuable data and insights for providers, with the ability to escalate to virtual or in-person care as needed. Detecting a sudden increase in pain, redness around a surgical wound, or a very high blood pressure reading, for instance, can trigger an immediate virtual visit or scheduling an in-person appointment with a clinician. Continued investment in interoperability including remote patient monitoring, advanced analytics and lab services as well as the home delivery of pharmaceuticals is expected to allow us to expand use cases.

Expand into International Markets

As regulatory and reimbursement systems around the world evolve, we see a significant opportunity to expand internationally. We signed our first major international client in 2017 when Meuhedet Health Services, a leading Israeli Health Maintenance Organization with 1.2 million covered lives, licensed our Platform. Meuhedet’s telehealth program, launched in 2019, created Israel’s first “Hybrid HMO” using telehealth as the first line of contact for plan members for seamless care delivery and reduced facilities costs for Meuhedet. Our acquisition of SilverCloud, which already operates as a partner of the UK’s National Health Service and as a program in other European countries, will enable growth of behavioral health services into markets outside of the U.S. Additionally, we will continue to expand sales of Carepoints into new international markets.

Selectively Pursue Acquisitions

Our comprehensive Amwell Platform enables us to selectively pursue strategic and complementary assets to support our clients’ needs. We have a track record of successfully identifying and integrating acquisitions. The Aligned Acquisition in 2019 expanded the number of behavioral health providers available in AMG and enhanced our ability to offer behavioral health resources and programs. Our acquisitions of SilverCloud and Conversa added proven longitudinal care and behavioral healthcare capabilities to our digital care enablement platform. SilverCloud is a leading digital mental health platform. Conversa is a leader in automated virtual healthcare. We intend to continue to complement our strong organic growth opportunities by evaluating the acquisition of complementary products and services. Consistent with this strategy, we are engaged in a number of processes related to acquisition opportunities, some of which could be significant.

Our Products

The primary product we sell is access to the Amwell Platform via recurring subscriptions. We sell additional telehealth-related services and solutions via configurable modules and programs, hardware Carepoints and services, including implementation, engagement, cart fleet management and integration. These additional services can be added to any base platform subscription. We enable the success of the software we sell by also selling access to clinical services on a fee-for-service basis, on the Amwell Platform and through our direct-to-consumer app.

Our Technology and Operations

Our technology platform is designed to provide superior patient and provider experiences, encompassing the complete end-to-end telehealth visit. Our backend architecture also supports security, data exchange, integration with EHRs, other data repositories and third-party devices. Finally, we offer a portfolio of services to our clients to support their telehealth platform. Converge, the latest version of the Amwell Platform includes both direct-to-patient and provider-to-provider capabilities designed to attract and retain patients, drive operational efficiency, encourage physician engagement and enable digital care delivery for health systems and engage members and lower the cost of care for health plans.

Direct-to-Patient Capabilities

Multiple Digital Practices

Care is organized into online practices, analogous to a multi-specialty hospital building, allowing patients to choose from a variety of clinical offerings, ranging from primary to specialty care and from wellness to disease. Practices can be organized by clinical specialty (including primary care, behavioral health, nutrition, cardiology), by disease state (including diabetes, asthma, hypertension) or by program type (including smoking cessation, weight loss, addiction therapy). Each practice typically represents a distinct clinical use case with its own associated client branding, patient workflows, associated providers, eligibility, and pricing. These practices enable clients to attract patients and members and drive revenue with services they offer.

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

Hospital Capabilities

Hospital capabilities provide hospital-based care teams everything they need to conduct provider-to provider Acute Care consults in an efficient, scalable and easy to use experience accessed via web, mobile apps and proprietary hardware Carepoints. The clinician portal is a browser-based solution for providers and administrators, while the Touchpoint mobile app facilitates coordination for providers and care team members on iOS and Android devices. Regardless of location, care teams can review requests, communicate with others, and join a video call to deliver timely and effective care.

Hospital capabilities offers configurable, specialty-specific software workflows to enable rapid and effective response to Acute Care needs, in accordance with a hospital’s care policies. As part of the implementation process, an Amwell team will understand current and desired workflows and configure the Amwell Platform to meet the needs of a particular administrative staff and care team.

Care Coordination and Collaboration Tools

Hospital coordination tools improve response times with case assignment tools, automated alerts and auto-escalation to avoid delays in patient care. This set of tools allows coordinators to schedule and assign providers to cases and manage the case queue. Care teams can be notified via text message, email, SMS enabled pager, on the clinician portal or the Touchpoint mobile app when a new patient case is created, assigned to a provider, escalated, cancelled or completed. The Amwell Platform empowers case team members with coordination tools that we believe are HIPAA-compliant within cases, secure messaging and multi-party video calls. Providers are further able to send secure messages between registered providers and care team members from the clinician portal and Touchpoint mobile app, as well as message other providers within the same case.

Overall Platform Design for Converge

User Experience

The latest version of the Amwell Platform, Converge, is designed to be a consistent experience across any application, workflow or access point for both providers and patients. The entire use experience is also brandable by the client, letting providers and patients know they are meeting under the trusted brand of the healthcare organization they trust, driving brand affinity. Amwell uses Twilio’s A/V platform, proven to be the best-in-class option for fast, high-quality, reliable connections without having to download an app. Additionally, the modular architecture allows for swappable exchange of the entire A/V experience, allowing different vendors or capabilities such as payments or identity management to be quickly integrated into the Platform in response to customer need.

The user experience has also been designed to allow a patient to easily join a visit through Click to Join features: patients can join video visits by clicking on an email or text message, no registration or download required. Tech checks ensure adequate connectivity, browser compatibility and the correct A/V setting, minimizing the risk of dropped or interrupted visits.

Security and Reliability

Converge has been designed to be secure and scalable, and testing is automated and includes security scans, all vetted by our QA team. These scans are also vetted by our dedicated cybersecurity team, which includes security experts who monitor and address issues around the clock. We also have a full, evidence-grade digital forensics system which provides real-time analysis using multiple cloud forensic tools to our cybersecurity team. Amwell adheres to what we believe to be the highest security standards in the industry, using Auth0 with OAuth 2.0 single sign-on webRTC for in-browser video and Google’s Healthcare API for secure and standardized data storage, and intelligent patient queuing for visits driven by machine learning. These security capabilities ensure that clients’ and patient data are held to high standards, limiting the impact of and ability for cyberattacks.

Scalability and Innovation

Converge allows providers to easily expand their use of telehealth, taking advantage of highly scalable managed services from best-in-class technology partners. A serverless multi-cloud microservices architecture lets Amwell adapt to any scale of processing power needed to address visit volumes. Clients can quickly implement a unique experience for patients and providers and embed any workflow their own branded web and mobile solutions with low code / no code custom development. As digital care delivery continues to evolve, Amwell’s clients and partners have the flexibility and agility to scale telehealth 10x, or 1,000x, as needed.

Interoperability

Converge is built on FHIR (“Fast Healthcare Interoperability Resources”) – not an antiquated, proprietary data model that needs to be translated to HL7 standards. All data within the Platform works with healthcare organizations’ systems and any EHR. Being FHIR native allows Amwell to be truly interoperable with the entire healthcare ecosystem and creates an open platform for third-party developers.

App Framework

We have opened Converge to others to build on and expand its abilities. The Platform now hosts and operates applications created by outside developers, whether to serve their own organizations or offer innovations to our large ecosystem. The FHIR APIs at the core can invoke and give context to any external service, which can then be hosted inside the telehealth experience, right in the field of view between the patient and the clinician. Apps from several key partners are in development, including Google Cloud, Globo, The Clinic and Conversa. This app framework allows clients to deliver better and more efficient access to effective care, helping to close gaps in case, enhance treatment and better enable provider to patient relationships.

Technology Back-end Architecture

Secure, Scalable, Hosted Environment

We host the Amwell Platform in secure, redundant data centers designed with high levels of availability, redundant subsystems, and compartmentalized security zones. With our Platform as a service telehealth solution, there is no need for clients to purchase hardware, install and upgrade software, or manage system operations. The hosted approach also ensures that visit capacity scales without requiring client-side interventions or upgrades. We manage hosting operations and security from our NOC, which is monitored 24 hours a day.

Due to the sensitive nature of our client and patient data, we have invested heavily in data security and protection. We utilize a multi-tiered security architecture. All data is secured both in motion and at rest using the latest encryption technologies. Our C3 data control center constantly monitors for vulnerabilities and intrusions, including using third-party penetration testing. We believe that all clinical data usage is HIPAA compliant. We maintain HITRUST, ISO 27001, and PCI compliance certifications. Our system security is regularly evaluated and approved by some of the largest health plans, health systems, financial institutions, and technology companies in the world.

Reporting and Analytics

We provide a range of standard administrative, utilization and clinical reports. More advanced analytics are user-accessible via our Looker data exploration and discovery business intelligence tool.

Branding and SDK Integration

We support client branding and unique client experiences by offering the ability to fully brand our software as well as to use our APIs and embeddable widgets for both the patient and provider experiences, covering the relevant web and mobile interfaces (iOS and Android). The APIs and embeddable widgets in turn allow clients to seamlessly embed our end-to-end patient and provider telehealth functionality in their own websites, software, and mobile applications. Such embedding is designed to give patients and providers a consistent user experience without having to switch tabs or windows, or to download additional applications. Clients also have more flexibility to rearrange workflows, turn on or off specific functionality, and customize the overall experience.

For example, some health systems have embedded our Platform in their own patient portals. From a provider perspective, clients are embedding the provider telehealth workflow in their EHRs so that online visits are as easy to schedule and conduct as physical visits.

Finally, for international clients, we use the SDK and other embeddable widgets to separate the user experience requiring extensive localization from the backend core functionality that requires less locale-specific changes. For example, with Meuhedet in Israel, we use our SDK to support the Hebrew language.

Sales and Marketing

We sell our telehealth solution through our direct sales organization. Our direct sales team is comprised of enterprise-focused field sales professionals who are organized principally by geography and specialty overlays. Our sales operations staff, who support our direct sales team, includes product technology experts, lead generation professionals and sales data experts. We maintain relationships with key industry participants including media publications, industry analyst firms, benefit consultants, brokers, group purchasing organizations and health plan and health system partners.

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

From an operations perspective we historically deliver high levels of system uptime across the Amwell Platform, maintained through our 24/7 Cyber Command Center that monitors our Platform around the clock. For urgent care, the median wait time is less than 5 minutes for the 24 months ended December 31, 2021.

Research and Development

Our ability to continue to differentiate and enhance the Amwell Platform depends, in large part, on our capacity to continue to introduce new services, technologies, features, and functionality. Our research and development team is responsible for the design, development, testing and certification of our solution. We also maintain a development office in Ramat Gan, Israel, to support our international partners and to serve as an additional development resource. In addition, we utilize certain third-party development services to perform application development. We focus our research and development spend on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our solution.

Competition

We view as competitors those companies whose primary business is developing and marketing telehealth platforms and services. Competition focuses on, among other factors, technology, breadth and depth of functionality, range of associated services, operational experience, customer support, extent of customer base, and reputation. Our competitors in the digital care delivery market range from traditional telehealth players such as Teladoc, Included Health and MDLive; video communications players such as Zoom or Microsoft Teams; physician networks or tools such as Doximity and Caregility; technology companies such as Amazon and EHR players (which are also partners) such as Epic, Allscripts and Athenahealth.

In the health system market, EHR players could be considered competitors, but many have chosen to partner with us to integrate our capabilities into their own products. Other players have chosen to partner with us to embed our telehealth functionality within their EHR. Competition also comes from large communications software players who offer an entry-level priced and simplified offering for telehealth. Newer players include companies who provide asynchronous chat communications. We believe that the breadth of our existing client ecosystem, the depth of our Platform, and our business-to-business focus on promoting existing healthcare brands and integrating freely with multiple platforms increases the likelihood that stakeholders seeking to develop telehealth solutions, both within and outside of healthcare, will choose instead to collaborate with Amwell.

Physicians and Healthcare Professionals

Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we provide administrative and management services to entities associated with AMG (which are consolidated subsidiaries from a financial reporting perspective) pursuant to which those entities reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. We contract to provide administrative services through business support agreements (“BSAs”) with AMG’s provider groups. AMG in turn contracts with more than 6,500 providers. Our business support agreements typically run for ten years and call for us to be paid an annual fee in exchange for managing all administrative aspects of the medical practice in question. It has been the historical practice of the parties to review and adjust this fee on an annual basis. In addition, we have signed direct transfer agreements with the AMG entities. These direct transfer agreements outline the conditions under which we have the right to change the ownership of the clinical entity to a different third party.

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

We believe that a return to the status quo would not have a material negative impact on any commercial agreements we have entered into during 2020 and 2021. Each of these agreements has a defined term and virtually none allow for immediate termination for convenience by the customer in question. For many health care companies engaging in telehealth, the most significant potential concern about returning to the status quo is that restrictions on the reimbursement of telehealth visits to Medicare beneficiaries, such as when a patient presents to a medical professional from a rural area or at a clinical site, could be re-imposed.

Currently, AMG, the Company’s affiliated provider group, does not perform these kinds of consultations. As such, all patients who experienced a first-time visit with AMG during the pandemic would be able to continue using the Amwell Platform. In light of that, we do not believe that the visit volume on the Amwell Platform or visit revenue will materially decrease based on a return to the status quo from a regulatory perspective. In fact, we believe that such a return would benefit the Company as the renewed enforcement of HIPAA regulations may force many marginal telehealth platforms out of the marketplace, thereby lessening our competition.

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

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of PHI in electronic form. AMG, our health system clients, and our health plan clients are all regulated as covered entities under HIPAA. We are a business associate of our covered entity clients when we are working on behalf of our covered entity clients including our affiliated medical groups and also when we are providing technology services to those clients via our Platform. As a business associate, we are also directly regulated by HIPAA and are required to provide satisfactory written assurances to our covered entity clients through written business associate agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of clients, contractual liability to our clients, and direct action by HHS, including monetary penalties.

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

HIPAA also required HHS to adopt national standards for electronic transactions that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD 10 for medical coding on October 1, 2013, which was subsequently extended to October 1, 2015, and is now in effect.

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

Amwell’s Culture

Mission and Values

At Amwell, our culture is grounded in our mission to connect and enable providers, insurers, patients, and innovators to deliver greater access to more affordable, higher quality care. Our values are core to who we are and serve as the foundation on which we are able to build a strong organization filled with employees who deliver exceptional products and services to our clients. At our core we are:

•	Customer First – Focused on understanding and supporting clients by embracing change, innovating and enriching patient-provide relationships;
•	One Team – Focused on hiring and developing outstanding people who are encouraged to stay informed and speak up, to celebrate our similarities and honor our difference, and to serve our communities;
•	Deliver Awesome – Focused on bringing passion and energy, acting with integrity, working with agility and a sense of urgency, being accountable, and delivering quality in all we do.

Guided by our mission and values we are able to achieve excellence on behalf of our employees, our clients and partners and the patients and providers we serve.

Human Capital - Investing in our employees

We continually seek ways to attract, grow, develop and retain an exceptionally talented and motivatedworkforce. We build upon our “One Team” core value by creating and enhancing our range of programs that increase engagement and employee resources.

Our employees are our most valuable asset. As of December 31, 2021, we had 1,035 full-time employees of which 88% are based in the United States, 7% in Ireland, 4% in  Israel and 1% in the UK.

Recruitment

In 2021, we continued to focus on building a strong pipeline of talent. Amwell has built partnerships with Universities and other organizations across the country and has implemented a competitive intern program to develop a diverse candidate pool. In addition, our virtual workforce strategy has allowed us to open a national recruitment strategy to hire from all geographies to support our diverse pipeline. As of 2021, women represented 43% of our global employees and 29% were non-white. We continue to prioritize our diverse recruitment strategy to build a strong pipeline for women and people of color in our management and leadership roles.

Growth and Development

At Amwell, we promote the continued growth and development of our employees. Through our learning management system, we create meaningful pathways for our employees to build the technical and comprehensive sales skills they need, and off role-specific trainings and certifications. We support our managers with leadership training, a 360 program, and coaching. In addition, we encourage on-going external learning and development opportunities with our tuition assistance program.

Compensation and Benefits

Amwell believes that compensation should be competitive, transparent, and equitable. We also recognize the benefit offering a comprehensive benefits package as another way we take care of our employees. We offer the full scope of healthcare coverage, retirement planning, life and disability insurance, employee assistance programs, financial education, mental health support and days off, Covid leave policy, one volunteer day, unlimited PTO and access to our own suite of products and services. We also offer full access to all telehealth services to our employees and their immediate family members.

Engagement

We value employee feedback and listen to our employees through various outlets, including all hands meetings and yearly engagement surveys. These avenues have provided us with valuable feedback that has shaped our investments in programs and initiatives for our employees. In 2021, employee feedback shaped our virtual work strategy, the creation of additional technology resources, investments in learning and development platforms, and employee benefits. The Amwell employee voice is the most powerful tool we have for increasing our engagement and the development of a strong and inclusive team.

Amwell has an open-door policy where employees are always welcome to voice concerns about anything related to Amwell or their employment. They have avenues such as Human Resources, Management or the ability to submit concerns anonymously through our ethics hotline or by phone.

Diversity, Equity and Inclusion

Our culture is built on diverse perspectives, which help us think differently and better equip our clients, providers and patients with the tools to realize an improved healthcare experience for all. We aim to spark dialogue and help create a more humane and compassionate world.

Because healthcare is a universal need spanning the full spectrum of humanity, it’s our mission to:

•

Educate— We will educate and dedicate ourselves to understanding what diversity and inclusion means to our employees and our business. We will facilitate the sharing of employee perspectives and experiences. We will track and adopt best practices from industry leaders.

•

Elevate— We will elevate our company’s inclusiveness and diversity through candid reflection, embracing new ideas, targeted programs, iterative improvement and executing to success. We will foster a culture of openness, respect and conviviality.

•

Celebrate— We will celebrate the rich diversity within our company and our community. Through events, discussions and other festivities, we will highlight the incredible history, contributions, traditions and milestones of our workforce.

Our Company DE&I Pillars and Internal DE&I Committee help guide our initiatives and drive our mission forward. The committee fosters education and development opportunities to educate the employees on topics critical to us in our lives and in the workforce. In 2021 we offered numerous inclusion trainings as well as education on selective diverse populations and cultures led by our grassroots DE&I Committee. Our culture and actions are grounded in our DE&I pillars:

•	Recruitment—
o	Inclusive Hiring Practices
o	Recruiting with Purpose
o	Collaborating with Purpose
•	Awareness and Engagement—
o	Support Talent to feel Included and Understood
o	Enable Talent to Collaborate
o	Inspire Talent to Lead
o	Educate Talent to Grow
•	Community—
o	Support the Communities we Serve
o	Support the Communities we Live In
o	Reflect our Mission Externally.

Investing in our Communities

Amwell Cares is Amwell’s Corporate Social Responsibility Initiative. Guided by Amwell’s purpose, mission, and values, Amwell Cares is committed to enriching and giving back to the communities we serve, working to advance healthcare, hunger relief and equality for all. Driven by employees, with executive oversight, Amwell Cares works to support various causes through a variety of activities, including but not limited to company matches, sponsorship of and participation in charity walks/runs, donations and volunteer opportunities, and pro bono healthcare services delivered to communities affected by hurricane, fire, or flood. Employees are also encouraged to also volunteer on their own and are given a designated volunteer day to allow them time to give back in their local community. In 2021 our employees served nearly 400 hours of community services and Amwell donated over $150K in cash and pro bono healthcare services to support our local communities.

Social Responsibility

Social responsibility is deeply embedded in our mission oriented corporate culture. We never forget that beyond the daily numbers and operating tasks, our goal is to transform how healthcare is delivered by improving access, convenience, economics and quality of care via telehealth, initially focusing our efforts on the United States and with an eye toward increasing the reach of such changes internationally. We are proud of our ability to extend access to both primary and specialty care in “healthcare deserts” that exist in both rural and urban pockets domestically and even more so internationally.

Intellectual Property

Our patent portfolio consists of approximately 41 patents and 2 pending patent applications related to our software and technology. The Company does not currently consider any of its patents to be material to its business. We continue to submit patent applications for new inventions and ideas the Company develops as well as monitor competitors in an effort to protect our intellectual property.

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

Additional Information

Our website address is www.americanwell.com. We make available free of charge at the Investors section of this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file or furnish such materials with the Securities and Exchange Commission, or SEC. Information on, or accessible through, our website is not part of this Annual Report on Form 10-K or incorporated into reference any of our filings with the SEC, except where we expressly incorporate such information.

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
•

our limited number of significant clients (including our largest customer by revenue, Anthem, which accounted for 23%, 22% and 25% of our revenue for the years ended December 31, 2019, 2020 and 2021, respectively) and the risk that we may lose their business;

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

We have incurred significant losses in each period since our inception. We incurred net losses of $176.8 million, $228.6 million and $88.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $811.3 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and develop our Platform. We intend to continue scaling our business to increase our client, patient, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which consumers can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

A significant portion of our revenue comes from a limited number of clients, the loss of which would have a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied on a limited number of clients for a substantial portion of our total revenue. For all of the years ended December 31, 2021, 2020 and 2019, one client, represented 10% or more of our total revenue. For the years ended December 31, 2021, 2020 and 2019, our largest client, Anthem, accounted for 25%, 22% and 23% of our revenue, respectively. For the years ended December 31, 2021, 2020 and 2019, our top ten clients by revenue accounted for 44%, 42% and 44% of our total revenue, respectively. We also rely on our reputation and recommendations from key clients in order to promote our solution to potential new clients. The loss of any of our key clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on our revenue, our reputation and our ability to obtain new clients. In addition, mergers and acquisitions involving our clients could lead to cancellation or non-renewal of our contracts with those clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential clients, and their member and patient populations. To our knowledge, Anthem is one of our stockholders. If Anthem decides to reduce their ownership stake in our company, doing so may also reduce the amount of their ongoing business with us.

In order to support the growth of our business, we may need additional capital, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new software-based products and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2021, 2020 and 2019, our net cash used in operating activities was $141.5 million and $112.5 million and $81.9 million respectively. As of December 31, 2021, we had $746.4 million of cash, cash equivalents and short-term investments, which are held for working capital purposes.

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

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the digital care delivery market from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Our competitors in the digital care delivery market range from traditional telehealth players such as Teladoc, Included Health and MDLive; video communications players such as Zoom or Microsoft Teams; physician networks or tools such as Doximity and Caregility; technology companies such as Amazon and EHR players (which are also partners) such as Epic, Allscripts and Athenahealth. Competition could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

Since its enactment, there have been judicial challenges and executive efforts  to repeal, replace, modify or expand the ACA. We expect the current presidential administration and Congress will likely continue to seek to modify or expand the ACA. It is uncertain the extent to which any such changes may impact our business or financial condition.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

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

We currently generate most of our revenues from customers who purchase access to our Platform. These contracts generally have stated initial terms of three years. Most of our clients have no obligation to renew their subscriptions for our solution after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Our future results of operations depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth may be constrained.

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

To date, we have historically derived a substantial majority of our revenue from customers who pay for access to our Platform. However, as a result of the COVID-19 pandemic, our visit revenue has grown substantially; the impact of this on our future revenue mix will depend on patient and provider behavior. Our longer-term results of operations and continued growth will depend on our ability to successfully develop and market new telehealth products and services that our clients want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solution and introduce new high-quality telehealth products and services. If existing clients are not willing to make additional payments for such new applications, or if new clients and their members and patients do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, appropriately timed with market opportunity or effectively brought to market.

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

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 686 full-time employees as of December 31, 2019 to 812 full-time employees as of  December 31, 2020 and 1,035 full-time employees as of December 31, 2021. We have also increased our client and consumer bases significantly over the past five years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

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

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and New York Stock Exchange (“NYSE”), including the establishment and maintenance of effective disclosure and financial controls, changes in corporate governance practices and required filing of annual, quarterly and current reports with respect to our business and results of operations. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we are incurring significant expenses and devoting substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and we expect to continue to do so. We have hired additional accounting personnel and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

With respect to our international operations, we face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific client and member preferences as well as country-specific legal requirements, including those related to licensing, privacy, data storage, location, protection and security. We have offices in the United States, Ireland and Israel and clients in Israel and as a result of the SilverCloud acquisition, throughout Europe and in Australia.

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

We intend to make significant investments in the Amwell Platform in 2022 to upgrade it in several important ways.  While we expect these investments to provide significant advantage, we cannot assure you that the upgrades will be completed on a timely basis within our budget or achieve our goals.  In addition, we and our customers could suffer disruptions which could adversely affect us. Finally, our management could be distracted while working on this implementation, and we could be required to operate multiple versions while we are implementing the upgrade.

If we cannot implement our solution for clients or resolve any technical issues in a timely manner, we may lose clients and our reputation may be harmed.

Our clients utilize a variety of data formats, applications and information systems and our solution must support our clients’ data formats and integrate with complex enterprise applications and information systems. If our Platform does not currently support a client’s required data format or appropriately integrate with a client’s applications and information systems, then we must configure our Platform to do so, which increases our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.

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

Because we retain the economic ownership in and control over shares of the PCs, even though we have transferred legal title to the shares of the PCs to Dr. Cynthia Horner, with respect to the Online Care Group, in order to comply with the laws of the various states in which the PCs were formed and operate, we believe that we are the beneficial owners of the stock of the PCs for U.S. federal and state income tax purposes and thus are entitled to include the PCs in our U.S. federal consolidated income tax return and file a unitary or similar basis in certain states. For further discussion of this structure, see “Item 1. Business—Physicians and Healthcare Professionals.” However, there is no case law or other binding administrative guidance that directly addresses our facts, and it is possible that the Internal Revenue Service (the “IRS”) or a state taxing authority could take the position that we are not the beneficial owner of the stock of the PCs and thus are not entitled to include the PCs in our U.S. federal consolidated income tax return or state unitary or similar tax return, as applicable. There can be no assurance that the IRS or a state taxing authority will not take this position, or that such position would not be sustained if we were to challenge any such position in an administrative appeal or in a court.

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

Sales and use and similar tax laws and rates vary greatly from state to state. For 2021 we filed sales and use tax in 46 states. With respect to the remaining states in which we do not collect sales and use or similar taxes, although some of these states consider software-as-a-service to be exempt from sales and use tax or the state does not charge sales and use tax, one or more of the remaining states may assert that we had economic nexus with such state and were required to collect such taxes with respect to past or future services, which could result in tax assessments and penalties and interest. The assertion of such taxes against us for past services, or any requirement that we collect sales taxes on its provision of future services, could have a material adverse effect on our business, cash tax liabilities, results of operations, and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain credit and capital loss carryforwards to offset future taxable income. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2021, we had approximately $703.4 million of federal NOL carryforwards, $30.1 million of tax effected state NOL carryforwards, $1.6 million of federal research and development credit carryforwards and $0.2 million of state research and development credits. The federal NOL carryforwards for years before 2018 begin to expire in 2026, the state NOL carryforwards began to expire in 2022 and federal research and development credit carryforwards begin to expire in 2027. Federal NOL carryforwards totaling $472.0 million generated in 2018 and after do not expire and can be carried forward indefinitely. Based on our analysis of changes in the ownership of our stock through December 31, 2021, we do not believe that any such changes prior to such date resulted in significant limitations under Section 382 of the Code on our ability to utilize NOL and credit carryforwards generated prior to that date. However, changes in the ownership of our stock after December 31, 2021, some of which are outside of our control, could result in an ownership change under Section 382 of the Code after such date, which could significantly limit our ability to utilize our existing and future NOL and credit carryforwards arising at any time prior to such ownership change. In addition, certain of our NOLs for years before 2019 may be subject to a separate set of limitations applicable to losses from “separate return years,” which may limit our ability to use such losses against the income of our consolidated group. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOL and our research and development credit carryforwards.

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

The success of the Aligned Acquisition will depend, in part, on our ability to realize anticipated cost synergies by integrating Aligned’s customer relationships with our Platform. Our success in realizing these benefits, and the timing of this realization, depends on the successful integration of our business and operations with Aligned’s business and may require significant internal and external investment. Even though we have integrated Aligned’s business, this integration may not result in the realization of the full benefits of the Aligned Acquisition that we currently expect within the anticipated time frame or at all. There is also the possibility that:

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

We may fail to realize all of the anticipated benefits of the August 2021 Acquisitions, including expected synergies, and be subject to business uncertainties that could adversely affect our business, including difficulty integrating the Conversa and SilverCloud businesses

We believe that the August 2021 Acquisitions will result in certain benefits, including certain cost synergies, product innovations, and operational efficiencies.  However, our success in realizing these benefits and synergies, and the timing of this realization, depends on the successful integration of our business and operations with Conversa’s and SilverCloud’s businesses, respectively, and may require significant internal and external investment. The efforts to realize these benefits and synergies will be a complex process and may disrupt each of the companies’ existing operations if not implemented in a timely and efficient manner. The full benefits of the August 2021 Acquisitions, including the anticipated sales or growth opportunities, may not be realized as expected or may not be achieved within the anticipated time frame, or at all. Failure to achieve the anticipated benefits of the August 2021 Acquisitions could adversely affect our results of operations or cash flows, cause dilution to our earnings per share, decrease or delay any accretive effect of the August 2021 Acquisitions and negatively impact the price of our common stock.  The combined company may fail to realize the anticipated benefits of the August 2021 Acquisitions for a variety of reasons, including the following:

•	the August 2021 Acquisitions may result in our assuming unexpected liabilities;
•	we may experience difficulties integrating operations and systems, for example with respect to accounting and IT controls, IT systems as well as company policies and cultures;
•	we may fail to retain and assimilate employees of Conversa’s and/or SilverCloud’s business;
•	we may fail to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company;
•	we may fail to combine product offerings and product lines quickly and effectively; and
•	problems may arise in entering new markets in which we have little or no experience.

Uncertainty about the effect of the August 2021 Acquisitions on employees, customers and suppliers may expose us to financial, executional and operational risks. These uncertainties may impair our ability to attract, retain and motivate key personnel and could cause our customers, suppliers and other business partners to delay or defer certain business decisions or to seek to change existing business relationships with us. The occurrence of any of these events could have a material adverse effect on our operating results.

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

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in more than 40 states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we provide administrative and management services to entities associated with AMG pursuant to which those entities reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. We do not own our AMG-affiliated entities. For example, AMG affiliated entities are owned by Dr. Cynthia Horner, one of AMG’s medical providers, who also currently serves as our Medical Director. We in turn contract with these entities through business support agreements and direct transfer agreements for the provision of health care services and the receipt of fees. For further discussion of this structure, see “Item 1. Business—Physicians and Healthcare Professionals.” While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with AMG, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our consumers and could have a material adverse effect on our business, financial condition and results of operations.

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

Because of the extreme sensitivity of the PII and PHI we store and transmit, the security features of our Platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and member data, including PHI. As a result, our reputation could be severely damaged, adversely affecting client and member confidence. Consumers may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Finally, as noted above, any conversion of existing shares of Class B or Class C common stock would dilute the relative voting power of all holders of shares of Class A common stock. As of December 31, 2021, the Company had 32,469,134 shares of Class A common stock reserved for issuance upon conversion of Class B and Class C common stock. To the extent that the holders of Class B or Class C common stock convert their shares, your proportional vote out of the 49% vote to which the Class A shares (together with the Class C shares, in the case of votes other than for directors) are entitled while shares of Class B common stock remain outstanding will be diluted.

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

We do not currently rely on these exemptions. However, we could elect to rely on them in the future. Consequently, you will not have the same protections afforded to stockholders of companies that are subject to all of NYSE corporate governance rules and requirements. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

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

The price of our Class A common stock has been and may continue to be volatile and fluctuate substantially.

Our stock price has been volatile in the past and may continue to be volatile in the future. The stock market has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our Class A common stock may be influenced by many factors, including, but not limited to:

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of February 15, 2022, we had outstanding 230,368,903 shares of Class A common stock, 27,390,397 shares of Class B common stock and 5,555,555 shares of Class C common stock. Moreover, certain stockholders have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of Class A common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Boston, Massachusetts and is a LEED certified building. We also have an office in Ramat Gan, Israel. Through our acquisitions, we acquired and still utilize offices in Portland, Oregon and Dublin, Ireland. We are subleasing offices acquired in acquisitions in Seattle, Washington, and Woodland Hills, California. All of our office locations are leased. We also maintain hardware inventory in facilities based in San Diego, California.

We have instituted a remote work policy which has allowed us to reduce our office footprint, including approximately 50% of our corporate headquarters footprint, reducing the climate impact associated with our team members’ commuting. We will continue to assess the need for space taking into consideration the change in workplace dynamic driven by the COVID-19 pandemic. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion.

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

On September 14, 2020, we received a letter from Teladoc Health, Inc. alleging that certain of our cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. While we can provide no guarantees about the outcome of this dispute, we believe that these claims lack merit and we intend to defend against them vigorously. Moreover, even if we were found to infringe upon any valid claim of these patents, our revenues from the Carepoints products approximated 6% of our revenues in 2020 and 4% of our revenue in 2021. See “Item 1A. Risk Factors—Risks Related to Intellectual Property—Third parties may challenge the validity of our patents and trademarks, or oppose our patent and trademark applications. We may not be able to obtain and enforce additional patents to protect our proprietary rights from use by potential competitors. Companies with other patents could require us to stop using or pay to use required technology” and “Item 1A. Risk Factors—Risks Related to Intellectual Property—We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is listed on the NYSE under the symbol “AMWL” and began trading on September 17, 2020.

Holders

On February 15, 2022, there were 200 stockholders of record of our Class A common stock, two stockholders of record of our Class B common stock and one stockholder of record of our Class C common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required hereunder will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2021.

Purchase of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during the fourth quarter of the fiscal year covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31	—	$—	—	—
November 1 to November 30	116,629	$9.00	—	—
December 1 to December 31	—	$—	—	—
Total	116,629	$9.00	—	—

*	Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units

Performance Graph

The following performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of American Well Corporation under the Securities Act or the Exchange Act.

The following graph compares the cumulative total stockholder return on our Class A common stock with the comparable cumulative return of the Russell 2000 composite index and S&P 500 Health Care Services index. The graph assumes that $100 was invested in our Class A common stock and in each index on September 17, 2020, the date our Class A common stock began trading on the NYSE. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Comparison of 16 Months Cumulative Total Return
Assumes Initial Investment of $100
December 2021
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
09/17/2020
9/30/2020
10/31/2020
11/30/2020
12/31/2020
1/31/2021
2/28/2021
3/31/2021
4/30/2021
5/31/2021
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
American Well Corporation
Russell 2000 Index
S&P 500 Health Care Services (TR)

Fiscal year ended December 31

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion and analysis and information contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Special Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

Overview

We are a leading enterprise software company enabling digital delivery of care for healthcare’s key stakeholders. We empower our clients with the core technology and services necessary to successfully develop and distribute virtual care programs that meet their strategic, operational, financial and clinical objectives under their own brands. The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan, government, and innovator clients with the tools to enable new models of care for their patients and members. Our scalable technology integrates with our clients’ existing offerings and clinical workflows, spanning the continuum of care and enabling care delivery across a wide variety of clinical, retail, school and home settings. Our client-focused approach drives our success as one of the largest global digital healthcare enterprise software companies. As of December 31, 2021, we powered the digital care programs of over 55 health plans, which collectively represent more than 80 million covered lives, as well as approximately 150 of the nation’s largest health systems, encompassing more than 2,000 hospitals. Since inception, we have powered over 14.3 million telehealth visits for our clients, including more than 5.8 million in the year ended December 31, 2021.

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

Key Metrics and Factors Affecting Our Performance

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

Health Systems:

	Years Ended December 31,
	2021	2020	2019
Average Number of Health System Clients	154	149	138
Total Health System Subscription Revenue	$54.7 million	$49.8 million	$38.8 million
Average Annual Contract Value	$356 thousand	$334 thousand	$282 thousand

Health System: A health system is an Amwell Platform client whose primary business case is the delivery of care by its providers. A typical health system client has many hospitals within its system. The average number of health system clients is calculated by averaging the number of such clients under contract at the beginning and end of each fiscal year.

Health System Subscription Revenue: Health System subscription revenue consists of all Platform-related fees for a health system, including subscription licenses, fees related to software modules, and overage charges, and primarily represents the fee to access the Amwell Platform over the contractual period. Subscription revenue may include immaterial amounts from non-health system clients whose business model acts similarly to those clients.

Average Annual Contract Value: Average annual contract value is defined as total health system subscription revenue for the fiscal period divided by average number of health system clients.

Health Plans:

	Years Ended December 31,
	2021	2020	2019
Average Number of Health Plan Clients	58	57	56
Total Health Plan Subscription Revenue	$41.9 million	$34.9 million	$30.6 million
Average Annual Contract Value	$723 thousand	$612 thousand	$546 thousand

Health Plan: A health plan is an Amwell Platform client whose primary business case is managing the healthcare financial risk of its membership. The average number of health plan clients is calculated by averaging the number of such clients under contract at the beginning and end of each fiscal year.

Health Plan Subscription Revenue: Health Plan subscription revenue consists of all Platform-related fees for a health plan, including subscription licenses, per member/per month charges and fees related to clinical programs, and primarily represents the fee to access the Amwell Platform over the contractual period. Subscription revenue may include immaterial amounts from non-health plan clients whose business model acts similarly to those clients.

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

We continue to experience these levels of telehealth adoption and usage of our Platform and products. In the year ended December 31, 2020, our clients completed a total of 5.9 million visits on the Amwell Platform, while in the year ended December 31, 2021 5.8 million visits were completed. Visits in 2020 were driven by the height of the COVID-19 pandemic while visits in 2021 were driven by expanded utilization of the Amwell Platform evident by a larger number of clients’ own providers using the Amwell Platform. AMG providers accounted for 24% of total visits performed versus 27% of total visits performed on the Amwell Platform during the years ended December 31, 2021 and 2020, respectively. We demonstrated that virtual care goes beyond urgent care pandemic needs through the increase in scheduled visits. Scheduled visits increased from 3.3 million to 4.2 million during the years end December 31, 2020 and December 31, 2021, respectively.

Visits:

	Years Ended December 31,
	2021	2020	2019
Overall Visits	5,825,000	5,875,000	1,150,000
AMG Visits	1,415, 000	1,595,000	759,000
Total Visit Revenue	$116.6 million	$117.2 million	$40.7 million
Revenue per Visit	$82	$73	$54

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

A significant number of providers were added to the Amwell Platform in Q2 and Q3 of 2020 by our Health Plan but predominately by our Health System customers to handle the anticipated extraordinary increase in COVID-related consultations.  Additional AMG providers were also added to absorb COVID-related spikes in care.  As the 12 month measurement period for “Active Providers” advanced beyond the peak COVID period of Q2 2020, these extraordinary COVID-related additional AMG and customer providers cycled out of the Active Provider count thus we experienced a reset to the core base in Q2 2021. We continue to experience growth in core active providers as seen in Q3 and Q4 2021, where approximately 17,000 active providers were added to the Amwell Platform all coming from our Health System and Health Plan customers.

Total Active Providers:

	Years Ended December 31,
	2021	2020	2019
AMG	3,500	4,000	1,800
Customer Providers	88,000	68,000	5,100
Total Active Providers	91,500	72,000	6,900
•	AMG: providers from our affiliated Amwell Medical Group
•	Customer Providers: our Health Plan and Health System customer’s own providers (non-AMG providers) that are active on the Amwell Platform
•	Active Providers: providers that have delivered a visit on the Amwell Platform at least once in the last 12 months

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

Acquisitions

We have expanded and intend to continue to expand our Platform through research and development as well as the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded the channels that we serve and our distribution capabilities as well as broadening our service offering. The Aligned Telehealth acquisition combined Aligned’s ability to access an affiliated network of psychiatrists and advanced practice psychiatric nurses, with the Company’s health system and health plan client relationships to address the mounting challenges of psychiatric clinician shortages, fragmented care and societal stigmas impeding adequate behavioral health access and treatment. Our acquisitions of SilverCloud and Conversa add proven longitudinal care and behavioral healthcare capabilities to our digital care enablement platform. SilverCloud is a leading digital mental health platform. Conversa is a leader in automated virtual healthcare. Acquisition costs and integration costs are an additional one time cost incurred as part of the acquisitions and investment in the future growth of the business.

Seasonality

Visit volumes typically follow the annual flu season, rising during quarter four and quarter one and falling in the summer months. COVID-19 has altered these historical trends during the years ended December 31, 2021 and 2020 as the precautions being taken to prevent the spread of COVID-19 have essentially flattened the spike traditionally experienced related to the flu season. The future impact of COVID-19 on seasonality is unknown as there could be additional surges and demand on telehealth visits. While we sell to and implement our solutions to clients year-round, we experience some seasonality in terms of when we enter into agreements with our clients and when we launch our solutions to members.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) initial public offering expenses, (vi) acquisition-related expenses and (vii) other items affecting our results that we do not view as representative of our ongoing operations, including direct and incremental expenses associated with the COVID-19 pandemic. We had no such other items during the years ended December 31, 2021, 2020 and 2019.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(176,782)	$(228,626)	$(88,366)
Add:
Depreciation and amortization	16,089	10,153	7,761
Interest and other income, net	(120)	(1,632)	(5,535)
Benefit (expense) from income taxes	(5,376)	639	(803)
Stock-based compensation	43,809	118,358	12,135
Public offering expenses(2)	1,223	2,039	127
Acquisition-related (income) expenses	7,289	(48)	2,020
Noncash expenses and contingent consideration adjustments(3)	(10,987)	—	—
COVID-19-related expenses(1)	—	6,076	—
Litigation expense	2,182	352	—
Adjusted EBITDA	$(122,673)	$(92,689)	$(72,661)

(1)

COVID-19-related expenses include non-recurring provider bonus payments, emergency hosting licensing fees and non-medical provider temporary labor costs related to on-boarding non-AMG providers incurred in response to the initial outbreak of the COVID-19 virus as Amwell attempted to scale quickly to meet unusually high patient and non-AMG provider demand.

(2)

Public offering expenses include non-recurring expenses incurred in relation to our initial public offering for the year ended December 31, 2020, and our secondary offering for the year ended December 31, 2021.

(3)	Noncash expenses and contingent consideration adjustments include, noncash compensation costs incurred by selling shareholders and adjustments made to the contingent consideration.

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. Our public offering and acquisition-related expenses, including legal, accounting and other professional expenses, reflect cash expenditures and we expect such expenditures to recur from time to time. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to loss before benefit from income taxes, net loss, earnings per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

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

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. Due to the quarantine and isolation strategies employed by governmental authorities, health systems and health plans to deal with the COVID-19 pandemic, a significant portion of healthcare was forced to be delivered virtually. Our health plan and health system customers believe that overall utilization of telemedicine and care delivered virtually will continue to increase during and after the COVID-19 crisis. By partnering with our customers during the crisis, we understand the increased volume and additional types of care they intend to deliver virtually on the Amwell Platform. We originally expected this increase in volume, evolution and advancement of telemedicine usage to occur over the next few years but we have now adjusted our research and development strategies to match the views of our customer partners, thus accelerating the expansion of our Platform volume capacity and the development of additional functionality through new programs and modules. We have also expanded the use of offshore resources to provide more efficient rates on the increased research and development spend. While an increase in the research and development expense is expected in the near-term future periods, the corresponding future revenue growth is expected to result in lower expenses as a percentage of revenue. Further, while we expect to see an increase in research and development expense during the next several quarters, this expense represents an investment in a more scalable and economically beneficial solution.  The temporary increase will properly position the Company to benefit in the long term.

Our research and development expenses may also fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our research and development expenses. We are accelerating our multiyear technology investment to accommodate the anticipated significant growth in market demand for increasingly broad and sophisticated telehealth enablement infrastructure following COVID-19.

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

Marketing expenses consist primarily of personnel and related expenses (inclusive of stock-based compensation) for our marketing staff, including costs of communications materials that are produced to generate greater awareness and utilization of the Amwell Platform among our clients and their users. Marketing costs also include third-party independent research, participation in trade shows, brand messaging, and public relations costs.

Our sales and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising and marketing expenses.

General and Administrative Expenses

General and administrative expenses include personnel and related expenses, and professional fees incurred by finance, legal, human resources, information technology, our executives, and executive administration staff. They also include stock-

based compensation for employees in these departments and expenses related to auditing, consulting, legal, and corporate insurance.

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

Consolidated Results of Operations

The following table sets forth our summarized consolidated statement of operations data for the years ended December 31, 2021, 2020 and 2019 and the dollar and percentage change between the respective periods:

	Years Ended December 31,
				Fiscal Year 2021 to Fiscal Year 2020		Fiscal Year 2020 to Fiscal Year 2019
(in thousands)	2021	2020	2019	Change	%	Change	%
Revenue	$252,789	$245,265	$148,857	$7,524	3%	$96,408	65%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	148,474	156,790	79,976	(8,316)	(5)%	76,814	96%
Research and development	106,594	84,412	53,941	22,182	26%	30,471	56%
Sales and marketing	66,154	55,095	47,672	11,059	20%	7,423	16%
General and administrative	94,624	166,246	54,211	(71,622)	(43)%	112,035	207%
Depreciation and amortization expense	16,089	10,153	7,761	5,936	58%	2,392	31%
Total costs and operating expenses	431,935	472,696	243,561	(40,761)	(9)%	229,135	94%
Loss from operations	(179,146)	(227,431)	(94,704)	48,285	(21)%	(132,727)	140%
Interest income and other income (expense), net	120	1,632	5,535	(1,512)	(93)%	(3,903)	(71)%
Loss before benefit (expense) from income taxes and loss from equity method investment	(179,026)	(225,799)	(89,169)	46,773	(21)%	(136,630)	153%
Benefit (expense) from income taxes	5,376	(639)	803	6,015	(941)%	(1,442)	(180)%
Loss from equity method investment	(3,132)	(2,188)	—	(944)	43%	(2,188)	N/A
Net loss	(176,782)	(228,626)	(88,366)	51,844	(23)%	(140,260)	159%
Net loss attributable to non-controlling interest	(448)	(4,194)	(1,176)	3,746	(89)%	(3,018)	257%
Net loss attributable to American Well Corporation	$(176,334)	$(224,432)	$(87,190)	$48,098	(21)%	$(137,242)	157%

Revenue

For the year ended December 31, 2021, the increase in revenue from the prior period was substantially driven by an increase in subscription revenue. Subscription revenue increased by $9.9 million, or 10% as a result of new customers subscribing to the Amwell Platform and existing customers expanding their use of the Amwell Platform through increasing the number of members they provided access to the Amwell Platform, increased number of programs, increased modules and increased volume of care delivered on our Platform by our customers’ own providers. Visit revenue earned from AMG patient visits decreased by $0.6 million. The decrease was primarily driven by reduced visit volume versus the height of the COVID-19 pandemic experienced in the second quarter of 2020, but was slightly offset by the overall increased utilization of telemedicine as a part of now normal delivery of healthcare and the rise of visit volume attributable to the Covid variants in the fourth quarter of 2021. For the year ended December 31, 2021, the increase in revenue was partially offset by the decrease of services and Carepoints revenue. Services and Carepoints were significant in 2020 as customers spent heavily to meet the initial requirements of providing care during the COVID-19 pandemic.

For the year ended December 31, 2020, the increase in revenue was substantially driven by an increase in visit revenue volume ($76.5 million increase). Visit revenue has increased due to the impact of the COVID-19 crisis. Revenue increase was also attributable to new clients using Amwell Platform and existing clients adding additional modules to their platform subscriptions, such as our COVID-19 module. We believe that the strength of our Platform will continue to serve as the foundation for our revenue growth. Subscription revenue from health systems was $49.8 million for the year ended December 31, 2020, compared to $38.8 million during December 31, 2019, an increase of $11.0 million, or 28%. Revenue earned from AMG patient visits increased by $76.5 million, or 188%, from $40.7 million for the year ended December 31, 2019 to $117.2 million in the December 31, 2020. The increase was primarily driven by increased utilization across our health system and health plan clients primarily from the COVID-19 pandemic as well as overall increased acceptance of telemedicine. AMG visits constituted 27% of the total visits for the year ended December 31, 2020, compared to 66% for the year ended December 31, 2019. Revenue earned from services and Carepoints was $29.7 million for the year ended December 31, 2020, compared to $24.5 million during December 31, 2019, an increase of $5.2 million, or 21%. The increase in services and Carepoints revenue was largely due to the overall increased volume of Carepoints sales and partially the result of timing with respect to the performance of services and the timing of delivery of Carepoints.

Costs of Revenue, Excluding Depreciation and Amortization of Intangible Assets

For the year ended December 31, 2021, the decrease in cost of revenue was primarily due to a decrease of $5.6 million in provider related costs due to technology and process efficiencies realized in our AMG visit processes as well as lower visit volume. The Company also experienced a $4.6 million decrease in hardware costs due to lower hardware unit sales volume. The decrease was offset by an increase of $1.4 million related to the cost of marketing services.

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

Research and Development Expenses

For the year ended December 31, 2021, the increase in research and development was primarily driven by an increase of $14.1 million in employee-related costs (inclusive of stock compensation expense). The increase in research and development expense was further driven by a $7.9 million increase in consulting services primarily driven by increased spend in the first half of the year related to Converge.

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

The Company has initiated a focused effort to invest in the area of research and development. The Amwell Platform as well as its embedded modules, programs and Carepoints will evolve to offer the ecosystem highly innovative, valuable and differentiating capabilities that will be delivered in a staged release process through 2022 and beyond. We believe that our accelerated investment will have a multiyear positive impact on our future results. This increased investment focused primarily on the hiring of highly technically skilled resources to execute on our growth strategy. This increase in the research and development employee base is expected to result in increased research and development expense in future periods. However, the corresponding growth and revenue is expected to result in a lower expense as a percentage of revenue.

Total research and development employee headcount increased to 347 on December 31, 2021, as compared to 289 on December 31, 2020 and 223 on December 31, 2019.

Sales and Marketing Expenses

For the year ended December 31, 2021, the increase primarily consisted of $7.5 million in employee-related costs (inclusive of commissions and stock compensation expense). Marketing expenses during the year ended December 31, 2021 also included an increase of $1.6 million related to third-party contractor usage for marketing campaign fulfillment and $1.8 million related to tradeshows and marketing promotional items.

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

Total sales and marketing employee headcount increased to 249 on December 31, 2021, as compared to 185 on December 31, 2020 and 149 on December 31, 2019.

General and Administrative Expenses

For the year ended December 31, 2021, the decrease in general and administrative expense was driven by a decrease in stock-based compensation expense of $81.5 million predominantly related to awards granted to the co-CEOs related to our IPO in 2020. The decrease was also driven by the fair value adjustment to the contingent consideration of $13.7 million. The decrease was offset by increases related to employee-related costs (excluding stock compensation expense) of approximately $2.8 million, $5.9 million increase in insurance costs for our directors and officers, $4.7 million in consulting costs largely related to the August 2021 Acquisitions and $5.4 million in increased legal costs largely related to the Teladoc litigation and the August 2021 Acquisitions. The decrease in general and administrative expenses was further offset by a $4.0 million increase in system costs to enhance administrative processing. General and administrative expenses are expected to continue to increase (in absolute dollars) in future periods as we continue to grow in size and complexity while at the same time recognizing the impact of the regulatory and compliance costs associated with being a publicly traded company.

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

Total general and administrative employee headcount increased to 221 on December 31, 2021, as compared to 159 on December 31, 2020 and 156 on December 31, 2019.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the year ended December 31, 2021. Amortization expense increased by $5.9 million for the year ended December 31, 2021. The increase in amortization was related to the intangible assets acquired in the August 2021 Acquisitions.

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

Interest Income and Other Income (Expense), net

For the year ended December 31, 2021, interest income and other expenses consist primarily of interest income and gains from our cash equivalents and short-term investments, the decline in interest income is due to the decline in the investments held during the year.

Interest income and other expense for the year ended December 31, 2020, consists entirely of interest income from our cash equivalents and short-term investments.

Benefit (Expense) from Income Taxes

Income tax benefit was $5.4 million for the year ended December 31, 2021, compared to income tax expense of $0.6 million for the year ended December 31, 2020. The increase in the benefit is primarily due to a $5.8 million release of the valuation allowance in the U.S. due to the August 2021 Acquisitions.

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

During the year ended December 31, 2021 and 2020, the Company recognized a loss of $3.1 million and $2.2 million as its proportionate share of the joint venture results of operations, respectively.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Years December 31,
	2021	2020	2019
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(141,537)	$(112,464)	$(81,892)
Net cash (used in) provided by investing activities	(59,633)	(66,757)	119,999
Net cash provided by financing activities	5,754	983,116	46,639
Total	$(195,416)	$803,895	$84,746

Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $746.4 million as of December 31, 2021, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

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

As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations of $179.1 million and a net loss of $176.8 million for year ended December 31, 2021 and had an accumulated deficit of $811.3 million as of December 31, 2021.

The Company has no debt as of December 31, 2021 and expects to generate operating losses in future years.

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

Cash Used in Operating Activities

For the year ended December 31, 2021, cash used in operating activities was $141.5 million. The primary driver of this use of cash was our net loss of $176.8 million. The net loss for the year was reflective of the investments made back into the Company (from both a personnel and technology perspective), partially offset by the overall growth of our business including an increase in new clients and expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $63.0 million (primarily stock-based compensation of $43.8 million and depreciation and amortization of  $16.1 million).

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $59.6 million for the year ended December 31, 2021. Cash used in investing activities consisted of $156.5 million in acquisitions of businesses, a $2.5 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic and $0.6 million in the purchases of property and equipment offset by $100.0 million in proceeds from maturities of investments.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2021, was $5.8 million. Cash provided by financing activities consisted of $20.8 million of proceeds from the exercise of employee stock options. These proceeds were offset by cash payments primarily for the purchase of treasury stock of $15.0 million

Cash provided by financing activities for the year ended December 31, 2020, was $983.1 million. Cash provided by financing activities consisted of $146.0 million of cash proceeds from our issuance of Series C Convertible Preferred Stock, net of issuance costs, $772.9 million of cash proceeds from our IPO, net of underwriting commissions and $99.1 million cash proceeds from the issuance of Class C common stock to Google, LLC in a private placement offering.  These proceeds were offset by cash payments for the purchase of treasury stock of $37.6 million.

Cash provided by financing activities for the year ended December 31, 2019, was $46.6 million. Cash provided by financing activities consisted of $45.8 million of cash proceeds from our issuance of Series C Convertible Preferred Stock, net of issuance costs, and $1.0 million of proceeds from the exercise of employee stock options.

Indebtedness & Lines of Credit

In January 2011, the Company entered into a credit agreement (the “Line of Credit”) with a financial institution that provides for maximum borrowings in one or more advances of an amount up to $5.0 million. Borrowings under the Line of Credit accrue interest at the London Interbank Offered Rate plus 1.25%. Borrowings are repayable immediately upon demand by the financial institution. In November 2017, the Line of Credit was amended to increase the maximum borrowings to $7.0 million. As of December 31, 2020 and 2019, the Company had no outstanding borrowings under the Line of Credit. The Line of Credit arrangement expired during the year ended December 31, 2021.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2021:

	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating Leases	$17,130	$2,100	$10,583	$4,447	$—
Purchase Obligations	$12,491	9,774	2,717	-	-
Total	$29,621	$11,874	$13,300	$4,447	$—

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

Revenue Recognition

The Company generates revenue from contracts with customers who purchase access to the Company’s hosted Platform which includes access to the Company’s network of medical professionals. The Company also provides implementation and post go-live professional services for its Platform.

Access to the Amwell Platform, includes the ability for customers to access the AMG network of medical professionals, as well as, in certain cases, support and maintenance and other professional services. The typical contract term is three years. Most of the Company’s contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms.

For customers who purchase access to the Amwell Platform, the Company hosts a dedicated instance of the Platform, white-labeled under the customer’s own name, branding, and with customized workflows and operating choices. Certain implementation services are required in order for the customer to drive its intended benefit. These implementation services generally span several months and are not performed by another entity.

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

In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our customers. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition; the related contract balances; and our remaining performance obligations. These evaluations require significant judgment around the proper identification of performance obligations, which could affect the timing and amount of revenue recognized.

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

Goodwill and Intangible Assets

Amortization of acquired intangible assets is the result of the consolidation of NTN which occurred in 2016, the acquisition of Avizia which occurred in 2018, the acquisition of Aligned which occurred in 2019, and the acquisitions of Conversa and SilverCloud which occurred in 2021. As a result of these transactions, contractor and customer relationships, acquired technology, and trade name were identified as intangible assets, and are amortized over their estimated useful lives.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $746.4 million, $941.6 million, and $137.7 million as of December 31, 2021, 2020 and 2019, respectively. The Company also held investments totaling $0.0 million, $100.0 million and $40.0 million as of December 31, 2021, 2020 and 2019, respectively. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from customer arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of December 31, 2020 the Company had one foreign subsidiary in Israel, the functional currency of that subsidiary is the U.S. dollar. In the third quarter of 2021, the Company acquired three foreign subsidiaries from the acquisition of SilverCloud with functional currencies of the Euro, British pound and Australian dollars. The Company also has a branch with a functional currency of the New Israeli Shekel. The activity for these entities in the years ended December 31, 2020 and 2021 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officers and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

We excluded Conversa and SilverCloud from our assessment of internal control over financial reporting as of December 31, 2021, because they were acquired by us in business combinations during 2021. The total assets and total revenues of these entities, which are wholly-owned subsidiaries, that are excluded from our assessment of internal control over financial reporting collectively represent approximately 2% and approximately 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

(3)	Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporation by Reference
		Form	File Number	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger and Reorganization by and among American Well Corporation, Apollo Subsidiary Corporation, Apollo Subsidiary LLC, Avizia, Inc., dated April 29, 2018	S-1	333-248309	2.1	August 24, 2020

2.2	First Amendment to Agreement and Plan of Merger and Reorganization by and among American Well Corporation, Apollo Subsidiary Corporation, Apollo Subsidiary LLC, Avizia, Inc., dated June 13, 2018	S-1	333-248309	2.2	August 24, 2020

3.1	Amended and Restated Certificate of Incorporation	S-1	333-248309	3.1	August 24, 2020

3.2	By-Laws	S-1	333-248309	3.2	August 24, 2020

4.1	Form of Common Stock Certificate	S-1	333-248309	4.1	August 24, 2020

4.2	Second Amended and Restated Investors’ Rights Agreement, dated October 8, 2010	S-1	333-248309	4.2	August 24, 2020

4.3	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated November 1, 2016	S-1	333-248309	4.3	August 24, 2020

4.4	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated May 29, 2018	S-1	333-248309	4.4	August 24, 2020

4.5	Amendment No. 3 to Second Amended and Restated Investors’ Rights Agreement, dated September 5, 2019	S-1	333-248309	4.5	August 24, 2020

4.6	Amendment No. 5 and Joinder to Second Amended and Restated Investors’ Rights Agreement, dated September 21, 2020	8-K	001-39515	10.1	September 22, 2020

4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39515	4.7	March 26, 2021

4.9#†	Agreement and Plan of Merger by and among American Well Corporation, SilverCloud Health Holdings, Inc., Shannon Merger Subsidiary Inc, Shannon Merger Sister Subsidiary, LLC, and Fortis Advisors LLC, as the Securityholder Representative Named Herein, dated as of July 28, 2021	S-3ASR	333-260157	4.9	October 8, 2021

4.10#†	Agreement and Plan of Merger by and among American Well Corporation, Conversa Health, Inc., Copernicus Merger Subsidiary Inc, Copernicus Merger Sister Subsidiary, LLC, and Fortis Advisors LLC, as the Securityholder Representative Named Herein, dated as of July 27, 2021	S-3ASR	333-260157	4.10	October 8, 2021

10.1#	2020 Equity Incentive Plan	S-1	333-248309	10.5	August 24, 2020

10.2†	Amended and Restated Vendor Agreement, dated December 23, 2014, by and among American Well Corporation and Anthem Inc.	S-1	333-248309	10.6	August 24, 2020

10.3†	Amendment No. 1 to the Amended and Restated Vendor Agreement, dated September 30, 2015, by and among American Well Corporation and Anthem Inc.	S-1	333-248309	10.7	August 24, 2020

10.4†	Amendment No. 2 to the Amended and Restated Vendor Agreement, dated December 5, 2016, by and among American Well Corporation, Health Management Corporation dba LiveHealth Online and Anthem Inc.	S-1	333-248309	10.8	August 24, 2020

10.5†	Amendment No. 3 to the Amended and Restated Vendor Agreement, dated October 31, 2017, by and among American Well Corporation and Health Management Corporation dba LiveHealth Online	S-1	333-248309	10.9	August 24, 2020

10.6†	Amendment No. 4 to the Amended and Restated Vendor Agreement, dated February 2018, by and among American Well Corporation and Health Management Corporation dba LiveHealth Online	S-1	333-248309	10.10	August 24, 2020

10.7	Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated December 20, 2012, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.11	August 24, 2020

10.8	Amendment No. 1 to the Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated January 1, 2016, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.12	August 24, 2020

10.9†	Provider Agreement, dated February 25, 2013, by and among Anthem Insurance Companies, Inc. and Online Care Network, P.C.	S-1	333-248309	10.13	August 24, 2020

10.10†	Amendment to Provider Agreement, dated December 21, 2018, by and among Anthem Insurance Companies, Inc. and Online Care Group P.C.	S-1	333-248309	10.14	August 24, 2020

10.11	Provider Agreement, dated February 25, 2013, by and among Blue Cross of California and Online Care Network, P.C.	S-1	333-248309	10.15	August 24, 2020

10.12†	Amendment to Provider Agreement, dated December 21, 2018, by and among Blue Cross of California and Online Care Group P.C.	S-1	333-248309	10.16	August 24, 2020

10.13	Transfer Agreement, dated January 1, 2019, by and among Anthem Insurance Companies, Inc. and American Well Corporation	S-1	333-248309	10.17	August 24, 2020

10.14†	Amendment No.5 to the Amended and Restated Vendor Agreement, dated December 31, 2018, by and among American Well Corporation and health Management Corporation dba LiveHealth Online	S-1	333-248309	10.18	August 24, 2020

10.15	Form of Indemnification Agreement	S-1	333-248309	10.19	August 24, 2020

10.16#	Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.20	August 24, 2020

10.17#	Employment Agreement between American Well Corporation and Roy Schoenberg, dated June 18, 2020	S-1	333-248309	10.21	August 24, 2020

10.18#	Offer Letter for Keith W. Anderson, dated August 8, 2018	S-1	333-248309	10.22	August 24, 2020

10.19#	2020 Employee Stock Purchase Plan	S-1	333-248309	10.23	August 24, 2020

10.20#	Restricted Stock Unit Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.24	August 24, 2020

10.21#	Restricted Stock Unit Agreement between American Well Corporation and Roy Schoenberg, dated June 18, 2020	S-1	333-248309	10.25	August 24, 2020

10.22†	Business Support Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and Online Care Network P.C. and, as to certain sections, Peter Antall, M.D.	S-1	333-248309	10.26	August 24, 2020

10.23	Amendment No. 6 to the Business Support Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and Online Care Network P.C.	S-1	333-248309	10.27	August 24, 2020

10.24†	Business Support Subcontractor Services Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.28	August 24, 2020

10.25	Amendment No. 4 to the Business Support Subcontractor Services Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.29	August 24, 2020

10.26	Stock Purchase Agreement, dated August 22, 2020, by and among American Well Corporation and Google LLC	S-1	333-248309	10.33	August 24, 2020

10.27#§	Employment Agreement between American Well Corporation and Kurt Knight, dated August 26, 2020	S-1	333-248309	10.34	August 24, 2020

10.28#§	Employment Agreement between American Well Corporation and Keith Anderson, dated September 7, 2020	S-1	333-248309	10.35	August 24, 2020

10.29#§	Employment Agreement between American Well Corporation and Phyllis Gotlib, dated January 1, 2018	S-1	333-252047	10.29	January 12, 2021

10.30	Employment Agreement between American Well Corporation and Brendan O’Grady, dated July 19, 2021	8-K	001-39515	10.1	July 23, 2021

10.31	Employment Agreement between American Well Corporation and Robert Shepardson, dated September 15, 2021	8-K	001-39515	10.1	September 21, 2021

10.32	Addendum to Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 29, 2021	10-Q	001-39515	10.39	November 12, 2021

10.33	Amendment No. 6 to Amended and Restated Vendor Agreement, dated July 30, 2021, by and among American Well Corporation and Health Management Corporation dba LiveHealth Online	10-Q	001-39515	10.41	November 12, 2021

10.34†*	Amendment No. 7 to the Amended and Restated Vendor Agreement, dated October 4, 2021, by and among American Well Corporation and Anthem Inc.

10.36#	Non-Employee Director Compensation Policy	10-K	001-39515	10.36	March 26, 2021

10.37#	2020 Employee Stock Purchase Plan Sub-Plan for Israeli Participants	10-K	001-39515	10.37	March 26, 2021

10.38#§	Amended & Restated Employment Agreement between American Well Corporation and Keith Anderson, dated March 24, 2021	10-K	001-39515	10.38	March 26, 2021

10.39#*	Sub Plan to the 2020 Equity Incentive Plan Republic of Ireland and the United Kingdom

10.40#	Amendment to Amended & Restated Employment Agreement between American Well Corporation and Keith Anderson, dated September 21, 2021	10-Q	001-39515	10.40	November 12, 2021

10.41#*	American Well Corporation Sub Plan to the 2020 Employee Stock Purchase Plan Republic of Ireland and the United Kingdom, dated February 8, 2022

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officers Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

*	Filed herewith.
#	Indicates a management contract or compensatory plan
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6) and Item 601(b)(10).
§	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided on a supplemental basis to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Well Corporation

Date: February 28, 2022	By:	/s/ Ido Schoenberg, MD
Ido Schoenberg
Co-Chief Executive Officer

Date: February 28, 2022	By:	/s/ Roy Schoenberg, MD, MPH
Roy Schoenberg
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ido Schoenberg, MD	Co-Chief Executive Officer (principal executive officer)	February 28, 2022
Ido Schoenberg

/s/ Roy Schoenberg, MD, MPH	Co-Chief Executive Officer (principal executive officer)	February 28, 2022
Roy Schoenberg

/s/ Robert Shepardson	Chief Financial Officer (principal financial officer)	February 28, 2022
Robert Shepardson

/s/ Paul McNeice	Vice President of Accounting (principal accounting officer)	February 28, 2022
Paul McNeice

/s/ Deval Patrick	Director	February 28, 2022
Deval Patrick

/s/ Stephen Schlegel	Director	February 28, 2022
Stephen Schlegel

/s/ Dr. Peter Slavin	Director	February 28, 2022
Dr. Peter Slavin

/s/ Derek Ross	Director	February 28, 2022
Derek Ross

/s/ Dr. Toby Cosgrove	Director	February 28, 2022
Toby Cosgrove

/s/ Deborah Jackson	Director	February 28, 2022
Deborah Jackson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Well Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Well Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Conversa Health, Inc. and SilverCloud Health Holdings, Inc. from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Conversa Health, Inc. and SilverCloud Health Holdings, Inc. from our audit of internal control over financial reporting. Conversa Health, Inc. and SilverCloud Health Holdings, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 2% and approximately 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Platform Subscription and Visits

As described in Notes 1, 2 and 3 to the consolidated financial statements, the Company generates revenue primarily from contracts with customers who purchase subscriptions to access the Company’s hosted telehealth platform. Customers can also purchase access to the Company’s co-branded telehealth practice hosted on the Company’s shared services platform. The Company also generates revenue when either the enterprise telehealth platform or the shared services platform is utilized to conduct a medical visit. The Company’s revenue for platform subscription and visits was $224.9 million for the year ended December 31, 2021.

The principal considerations for our determination that performing procedures relating to revenue recognition for platform subscription and visits is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to accuracy and occurrence of revenue transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over the accuracy and occurrence of revenue transactions. These procedures also included, among others, evaluating the accuracy and occurrence of a sample of revenue transactions by obtaining and inspecting source documents, including sales contracts, project access approvals, medical records and cash receipts from customers, when applicable.

Valuation of Customer Relationships and Technology Intangible Assets - SilverCloud Health Holdings, Inc.

As described in Notes 1 and 9 to the consolidated financial statements, on August 27, 2021, the Company completed the acquisition of SilverCloud Health Holdings, Inc. The total purchase consideration transferred was $226.2 million. The preliminary purchase price allocation included identifiable assets acquired of a customer relationships intangible asset and a technology intangible asset of $32.4 million and $35 million, respectively. The estimated fair value of the customer relationships intangible asset was determined using the excess earnings method and the estimated fair value of the technology intangible asset was determined using a relief from royalty method. Determining the fair value of assets acquired and liabilities assumed, and the allocation of the purchase price, requires management to use judgment and estimates, with regards to the selection of valuation methodologies. Critical estimates in valuing the customer relationships and technology intangible assets include, but are not limited to, significant assumptions related to estimates of future revenue and cash flows, expected long-term market growth, expected revenue growth rates, future expected operating expenses, earnings before interest, taxes, depreciation and amortization margin, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships and technology intangible assets from the acquisition of SilverCloud Health Holdings, Inc. is a critical audit matter are (i) the significant judgment by management when determining the fair values of the customer relationships and technology intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected revenue growth rates and discount rates for both the customer relationships and technology intangible assets, as well as earnings before interest, taxes, depreciation and amortization margin for the customer relationships intangible asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and technology intangible assets. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair values of the customer relationships and technology intangible assets acquired; (iii) evaluating the appropriateness of the excess earnings method for the customer relationships intangible asset and the relief from royalty method for the technology intangible asset; (iv) testing the completeness and accuracy of the underlying data used in the excess earnings method and the relief from royalty method; and (v) evaluating the reasonableness of the significant assumptions used by management related to expected revenue growth rates and discount rates for both the customer relationships and technology intangible assets, as well as earnings before interest, taxes, depreciation and amortization margin for the customer relationships intangible asset. Evaluating management’s significant assumptions related to expected revenue growth rates and earnings before interest, taxes, depreciation and amortization margin involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of SilverCloud Health Holdings, Inc.; (ii) the consistency with external market and industry data; and (iii) whether the significant assumptions were consistent with evidence obtained in other areas of the audit.  Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the excess earnings and relief from royalty methods and (ii) the reasonableness of the significant assumptions related to the discount rates.

Valuation of Technology Intangible Asset - Conversa Health, Inc.

As described in Notes 1 and 9 to the consolidated financial statements, on August 9, 2021, the Company completed the acquisition of Conversa Health, Inc. The total purchase consideration transferred was $118.6 million. The preliminary purchase price allocation included an identifiable asset acquired of a technology intangible asset of $20.4 million. The estimated fair value of the technology intangible asset was determined using a relief from royalty method. Determining the fair value of assets acquired and liabilities assumed, and the allocation of the purchase price, requires management to use judgment and estimates, with regards to the selection of valuation methodologies. Critical estimates in valuing the technology intangible asset include, but are not limited to, significant assumptions related to estimates of future revenue and cash flows, expected long-term market growth, expected revenue growth rates, future expected operating expenses, earnings before interest, taxes, depreciation and amortization, and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of the technology intangible asset acquired from the acquisition of Conversa Health, Inc. is a critical audit matter are (i) the significant judgment by management when determining the fair value of the technology intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected revenue growth rates and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the technology intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the technology intangible asset acquired; (iii) evaluating the appropriateness of the relief from royalty method; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty method; and (v) evaluating the reasonableness of the significant assumptions used by management related to expected revenue growth rates and discount rate. Evaluating management’s significant assumption related to expected revenue growth rates involved evaluating whether the significant assumption used by management was reasonable considering (i) the current and past performance of Conversa Health, Inc.; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the significant assumption related to the discount rate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2022

We have served as the Company’s auditor since 2016.

AMERICAN WELL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$746,416	$941,616
Investments	—	99,963
Restricted cash	—	1,095
Accounts receivable ($2,054 and $12,053, from related parties and net of allowances of $1,809 and $1,556, respectively)	51,375	45,296
Inventories	7,530	9,128
Deferred contract acquisition costs	1,697	2,134
Prepaid expenses and other current assets	20,278	14,055
Total current assets	827,296	1,113,287
Restricted cash	795	—
Property and equipment, net	2,235	3,836
Goodwill	442,761	193,877
Intangibles assets, net	152,409	55,528
Operating lease right-of-use asset	16,422	6,609
Deferred contract acquisition costs, net of current portion	2,028	1,327
Other assets	1,722	1,430
Investment in minority owned joint venture	168	752
Total assets	$1,445,836	$1,376,646
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,156	$5,797
Accrued expenses and other current liabilities	58,711	42,135
Operating lease liability, current	1,918	6,357
Deferred revenue ($1,860 and $14,421 from related parties, respectively)	68,841	66,693
Total current liabilities	141,626	120,982
Other long-term liabilities	5,136	64
Contingent consideration liabilities, net of current portion	16,450	—
Operating lease liability, net of current portion	14,694	1,296
Deferred revenue, net of current portion ($22 and $486 from related parties, respectively)	7,055	8,107
Total liabilities	184,961	130,449
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and as of December 31, 2020	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 229,402,453 and 201,488,097 shares issued, and 229,402,453 and 200,751,168 shares outstanding, respectively; 100,000,000 Class B shares authorized, 26,913,579 and 30,427,128 shares issued, and 26,913,579 and 29,297,382 shares outstanding, respectively; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of December 31, 2021 and December 31, 2020	2,620	2,357
Treasury stock, no shares and 1,866,675 shares as of December 31, 2021 and December 31, 2020, respectively	—	(37,568)
Additional paid-in capital	2,054,275	1,841,405
Accumulated other comprehensive income (loss)	(6,353)	297
Accumulated deficit	(811,284)	(582,359)
Total American Well Corporation stockholders’ equity	1,239,258	1,224,132
Non-controlling interest	21,617	22,065
Total stockholders’ equity	1,260,875	1,246,197
Total liabilities and stockholders’ equity	$1,445,836	$1,376,646

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue
($12,045, $60,839 and $36,411 from related parties, respectively)	$252,789	$245,265	$148,857
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	148,474	156,790	79,976
Research and development	106,594	84,412	53,941
Sales and marketing	66,154	55,095	47,672
General and administrative	94,624	166,246	54,211
Depreciation and amortization expense	16,089	10,153	7,761
Total costs and operating expenses	431,935	472,696	243,561
Loss from operations	(179,146)	(227,431)	(94,704)
Interest income and other income (expense), net	120	1,632	5,535
Loss before benefit (expense) from income taxes and loss from equity method investment	(179,026)	(225,799)	(89,169)
Benefit (expense) from income taxes	5,376	(639)	803
Loss from equity method investment	(3,132)	(2,188)	—
Net loss	(176,782)	(228,626)	(88,366)
Net loss attributable to non-controlling interest	(448)	(4,194)	(1,176)
Net loss attributable to American Well Corporation	$(176,334)	$(224,432)	$(87,190)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(2.27)	$(2.12)
Weighted-average common shares outstanding, basic and diluted	254,068,942	99,044,312	41,138,798
Net loss	$(176,782)	$(228,626)	$(88,366)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale investments	(85)	(365)	(874)
Foreign currency translation	(6,565)	412	(227)
Comprehensive loss	(183,432)	(228,579)	(89,467)
Less: Comprehensive loss attributable to non-controlling interest	(448)	(4,194)	(1,176)
Comprehensive loss attributable to American Well Corporation	$(182,984)	$(224,385)	$(88,291)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity (Deficit)	Interest	(Deficit)
Balances as of December 31, 2018	12,927,549	$575,713	41,393,622	$414	$—	$37,127	$1,351	$(270,737)	$(231,845)	$27,435	$(204,410)
Issuance of Series C convertible preferred stock, net of issuance costs of $1,318	628,719	45,836	—	—	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in connection with Aligned acquisition	456,667	34,250	—	—	—	—	—	—	—	—	—
Exercise of common stock options	—	—	651,120	7	—	1,027	—	—	1,034	—	1,034
Vesting of restricted stock units	—	—	293,937	2	—	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	12,135	—	—	12,135	—	12,135
Treasury stock	—	—	(35,834)	—	(158)	—	—	—	(158)	—	(158)
Currency translation adjustment	—	—	—	—	—	—	(227)	—	(227)	—	(227)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(874)	—	(874)	—	(874)
Net loss	—	—	—	—	—	—	—	(87,190)	(87,190)	(1,176)	(88,366)
Balances as of December 31, 2019	14,012,935	$655,799	42,302,845	$423	$(158)	$50,289	$250	$(357,927)	$(307,123)	$26,259	$(280,864)
Issuance of Series C convertible preferred stock, net of issuance costs of $1,011	1,512,750	146,014	—	—	—	—	—	—	—	—	—
Treasury stock	—	—	(61,600)	—	(163)	—	—	—	(163)	—	(163)
Retirement of treasury stock	—	—	—	—	158	(158)	—	—	—	—	—
Exercise of common stock options	—	—	2,296,899	23	—	5,889	—	—	5,912	—	5,912
Vesting of restricted stock units	—	—	5,008,080	50	—	(50)	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1,805,073)	(18)	(37,405)	18	—	—	(37,405)	—	(37,405)
Conversion of Series A, Series B, and Series C convertible preferred stock	(15,525,685)	(801,813)	136,625,900	1,366	—	800,447	—	—	801,813	—	801,813
Issuance of common stock in connection with initial public offering, net of offering costs and underwriting discounts of $54,242	—	—	45,681,499	457	—	767,568	—	—	768,025	—	768,025
Issuance of common stock in connection with Google Private Placement, net of issuance costs of $900	—	—	5,555,555	56	—	99,044	—	—	99,100	—	99,100
Stock-based compensation expense	—	—	—	—	—	118,358	—	—	118,358	—	118,358
Currency translation adjustment	—	—	—	—	—	—	412	—	412	—	412
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(365)	—	(365)	—	(365)
Net loss	—	—	—	—	—	—	—	(224,432)	(224,432)	(4,194)	(228,626)
Balances as of December 31, 2020	—	$—	235,604,105	$2,357	$(37,568)	$1,841,405	$297	$(582,359)	$1,224,132	$22,065	$1,246,197
Exercise of common stock options	—	—	6,695,258	66	—	20,814	—	—	20,880	—	20,880
Vesting of restricted stock units	—	—	7,394,144	75	—	(75)	—	—	—	—	—
Retirement of treasury stock purchased in 2020	—	—	—	—	37,568	(15)	—	(37,553)	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	—	—	(798,933)	(8)	—	8	—	(15,038)	(15,038)	—	(15,038)
Issuance of stock under employee stock purchase plan	—	—	178,021	2	—	1,597	—	—	1,599	—	1,599
Issuance of common stock in acquisitions	—	—	12,798,992	128	—	143,979	—	—	144,107	—	144,107
Stock-based compensation expense	—	—	—	—	—	43,809	—	—	43,809	—	43,809
Capital contributed by selling shareholders of acquired businesses	—	—	—	—	—	2,753	—	—	2,753	—	2,753
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(85)	—	(85)	—	(85)
Currency translation adjustment	—	—	—	—	—	—	(6,565)	—	(6,565)	—	(6,565)
Net loss	—	—	—	—	—	—	—	(176,334)	(176,334)	(448)	(176,782)
Balances as of December 31, 2021	—	$—	261,871,587	$2,620	$—	$2,054,275	$(6,353)	$(811,284)	$1,239,258	$21,617	$1,260,875

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(176,782)	$(228,626)	$(88,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,089	10,153	7,761
Provisions for credit losses	714	1,646	717
Amortization of deferred contract acquisition costs	1,971	1,410	1,062
Amortization of deferred contract fulfillment costs	737	852	707
Noncash compensation costs incurred by selling shareholders	2,753	—	—
Stock-based compensation expense	43,809	118,358	12,135
Loss on equity method investment	3,132	2,188	—
Deferred income taxes	(6,245)	—	(1,388)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(512)	(14,212)	803
Inventories	1,598	(6,024)	(592)
Deferred contract acquisition costs	(2,235)	(2,102)	(1,217)
Prepaid expenses and other current assets	(5,775)	(5,990)	(2,698)
Other assets	117	122	(977)
Accounts payable	5,546	(707)	1,158
Accrued expenses and other current liabilities	(380)	12,887	5,851
Other long-term liabilities	(16,705)	(245)	(699)
Deferred revenue	(9,369)	(2,174)	(16,149)
Net cash used in operating activities	(141,537)	(112,464)	(81,892)
Cash flows from investing activities:
Purchases of property and equipment	(559)	(3,318)	(1,338)
Investment in less than majority owned joint venture	(2,548)	(2,940)	—
Purchases of investments	—	(159,608)	(78,946)
Proceeds from sales and maturities of investments	100,000	99,109	246,033
Acquisitions of business, net of cash acquired	(156,526)	—	(45,750)
Net cash (used in) provided by investing activities	(59,633)	(66,757)	119,999
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	146,014	45,761
Proceeds from exercise of common stock options	20,806	5,932	1,036
Proceeds from employee stock purchase plan	1,599	—	—
Payments for the purchase of treasury stock	(15,038)	(37,568)	(158)
Proceeds from issuance of common stock in initial public offering, net of underwriting costs and commissions	—	772,931	—
Proceeds from the issuance of common stock to Google, net of issuance costs	—	99,100	—
Payment of deferred offering costs	(1,613)	(3,293)	—
Net cash provided by financing activities	5,754	983,116	46,639
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(84)	—	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(195,500)	803,895	84,746
Cash, cash equivalents, and restricted cash at beginning of period	942,711	138,816	54,070
Cash, cash equivalents, and restricted cash at end of period	$747,211	$942,711	$138,816
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	746,416	941,616	137,673
Restricted cash	795	1,095	1,143
Total cash, cash equivalents, and restricted cash at end of period	$747,211	$942,711	$138,816
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,587	$713	$193
Supplemental disclosure of non-cash investing and financing activities:
Series C preferred stock issued in connection with Aligned acquisition	$—	$—	$34,250
Issuance of common stock in acquisitions	$144,107	$—	$—
Unsettled issuance of Series C preferred stock	$—	$—	$75
Receivable related to exercise of common stock options	$74	$—	$—
Common stock issuance costs in accrued expenses	$—	$1,613	$—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Organization and Description of Business

Description of Business

American Well Corporation (the “Company”) was incorporated under the laws of the State of Delaware in June 2006. The Company is headquartered in Boston, Massachusetts. The Company is a leading enterprise software company that enables the digital distribution and delivery of care for healthcare’s key stakeholders. The Company’s scalable technology is deployed at the enterprise level of clients, embeds into existing offerings and workflows, spans the continuum of care and enables the delivery of this care across a wide variety of clinical, retail, school and home settings.

The Company is subject to a number of risks similar to other companies of a similar size in the high technology industry, including, but not limited to, uncertainty of progress in developing technologies, new technological innovations, dependence on key personnel, protection of proprietary technology, uncertainty of market acceptance of telehealth and the need for additional financing.

Acquisitions

On August 9, 2021 and August 27, 2021, the Company completed the acquisitions of Conversa Health, Inc. (“Conversa”) and SilverCloud Health Holdings, Inc. (“SilverCloud”), respectively (together, the “August 2021 Acquisitions”). Conversa is a leader in automated virtual healthcare. SilverCloud is a leading digital mental health platform. See Note 9 “Business Combinations”.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2021, the Company has primarily funded its operations with proceeds from the initial public offering, the sales of convertible preferred stock and revenue from customers who purchase access to the Company’s Platform. On September 21, 2020 the Company closed on the IPO raising $822,267 in gross proceeds. On September 21, 2020 the Company closed on a private placement with Google raising $100,000 in gross proceeds. Since inception, the Company has incurred recurring losses. As of December 31, 2021, the Company had an accumulated deficit of $811,284. The Company expects to continue to generate operating losses for the foreseeable future.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the estimated customer relationship period that is used in the amortization of deferred contract acquisition costs, the valuation of assets and liabilities acquired in business combinations, the useful lives of intangible assets and the valuation of common stock. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in interest income and other income (expense), net in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2021, the Company’s gains (losses) from foreign currency remeasurement and settlement were $445. During the years ended December 31, 2020 and 2019, the Company’s gains or losses from foreign currency remeasurement and settlements were insignificant.

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

As of December 31, 2021 and 2020, one customer accounted for 19% and 19% of outstanding accounts receivable, respectively. For the years ended December 31, 2021, 2020 and 2019, sales to one related party customer represented 25%, 22% and 23% of the Company’s total revenue, respectively.

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2021 and 2020, the Company maintained letters of credit totaling $795 and $1,095, respectively, for the benefit of the landlord of its leased property and performance surety bonds. The Company has classified $0 and $1,095 as current as of December 31, 2021 and 2020, respectively, and $795 and $0 as non-current on its consolidated balance sheet as of December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, there were no investments that had been in a continuous loss position for more than 12 months.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts billed currently due from customers. Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. In determining the amount of the allowance at each reporting date, the Company makes judgments about general economic conditions, historical write-off experience and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Determining the fair value of assets acquired and liabilities assumed, and the allocation of the purchase price requires management to use judgment and estimates with regards to the selection of valuation methodologies, especially with respect to intangible assets. Critical estimates in valuing certain identifiable assets include, but are not limited to, significant assumptions related to estimates of future revenue and cash flows, expected long-term market growth, expected revenue growth rates, future expected operating expenses, earnings before interest, taxes, depreciation and amortization margin, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, the Company may record certain adjustments to the carrying value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could last up to one year after the transaction date, all adjustments are recorded in the consolidated statements of operations and comprehensive loss.

Goodwill

The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually on November 30 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company’s goodwill impairment tests are performed at the enterprise level given the Company’s single reporting unit. The fair value of the reporting unit is estimated using quoted market prices in active markets of the Company’s stock. Declines in market capitalization are assessed to determine whether they would indicate a triggering event. As part of the Step 1 analysis the Company considers assumptions such as control premium, market data and expected future cash flows, as needed. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied the fair value. The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods in the consolidated financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. To date, the Company has not recorded any impairment losses on long-lived assets. No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2021 and 2020.

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

During the year ended December 31, 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. In February 2021 the Company made a capital contribution of $2,548 related to a portion of the phase one capital commitment. For the year ended December 31, 2021 and 2020, the Company recognized a loss of $3,132 and $2,188 as its proportionate share of the joint ventures results of operations, respectively. Accordingly, the carrying value of the equity method investment as of December 31, 2021 and 2020 was $168 and $752, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statement of operations and comprehensive loss. For the years ended December 31, 2021, 2020 and 2019, the Company’s advertising expenses were $5,604, $3,860 and $6,107, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Internal-Use Software

The Company evaluates development costs incurred in connection with its internal-use software for capitalization. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Capitalized internal-use software development costs are amortized using the straight-line method over an estimated useful life of three years. Such amortization expense for internal-use software is classified as cost of revenues in the consolidated statements of operations and comprehensive loss. Capitalized internal-use software costs were not material to the Company’s consolidated financial statements during the years ended December 31, 2021 and 2020.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options and restricted stock units (“RSU’s”) to employees with only service-based vesting conditions and records the expense for these awards using the straight-line method. Stock option awards and restricted stock units issued to the co-CEOs prior to the IPO or as a result of the IPO (“IPO RSUs”) were expensed when granted as the requisite future service of the awards is not substantive for accounting purposes.

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

Sales commissions are paid upon the initial acquisition of a contract and are amortized over an estimated period of benefit of five years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The Company determined the period of benefit for commissions paid for the acquisition of initial contracts by taking into consideration the commitment term of the customer contract, the nature of the Company’s technology development life cycle, and an estimated customer relationship period. Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but contractually does not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019.

Revenue Recognition

Platform subscription

The Company generates revenue primarily from contracts with customers who purchase subscriptions to access the Company’s hosted telehealth platform which includes access to the Company’s affiliated medical group.

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

For customers who purchase access to the enterprise telehealth platform (the “Amwell Platform”), the Company hosts a dedicated instance of the Amwell Platform, white-labeled under the customer’s own name, branding, and with customized workflows and operating choices. The implementation services for the Amwell Platform are not distinct within the context of the contract because the Company’s promise to perform the implementation services are not separately identifiable from the access to the Amwell Platform. The implementation services, which customize the customer’s Amwell Platform, are integral to the customer’s ability to derive its intended benefit from the Amwell Platform. The development and implementation services generally span several months and cannot be performed by another entity. Therefore, access to the Amwell Platform and the implementation services are bundled together and represent a single performance obligation. The fixed consideration related to the single performance obligation is generally recognized on a straight-line basis over the contract term beginning on the date access to the Amwell Platform is provided. The Company uses a time-elapsed method to measure progress because the Company transfers control evenly over the contractual period.

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

Customers may be billed prior to the related goods or services being transferred to the customer. In determining the transaction price, the Company adjusts the promised amount of consideration for a significant financing component if the timing of payments agreed to by the parties in the contract provide the customer a significant benefit of financing.  The Company has applied the practical expedient and recognizes the promised amount of consideration without adjusting for the effects of a significant financing component if the Company expects, at contract inception, that the period between the transfer of goods or services to the customer when the customer pays for that good or service will be one year or less. As of December 31, 2021, the effect of the financing component is not significant and does not materially change the amount of revenue that would be recognized under a contract.

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

In addition to the fixed consideration received from the Amwell Platform and Amwell Practice, the Company can also receive variable consideration based on the number of members serviced (that is, a stated fee per member per month). The Company allocates the per member per month variable consideration to the month that the fee is earned, correlating with the amount of services it is providing, which is consistent with the allocation objective of the series guidance. Revenue recognized from the per member per month variable consideration does not represent a significant portion of total revenue for the years ended December 31, 2021, 2020 and 2019.

Some contracts with customers contain a renewal option which allows the customer to continue access to the Amwell Platform for a stated price after the initial contractual term has ended. These renewal options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced at or above the price for the same service that the Company offers to similar customers and, as such, would not result in a separate performance obligation.

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

Other

Other revenue primarily represents professional services associated with the Amwell Platform. After implementation of Amwell Platform has been completed, some customers purchase other professional services, which are designed to help customers enhance their ability to use Amwell Platform. For the majority of arrangements, the Company prices these professional services on a time and material basis, has standalone selling price for these services, and recognizes revenue as services are performed. Other revenue also includes sale of hardware products, such as the Company’s telehealth carts and kiosks. Revenue from the sale of hardware products to customers is recognized upon the transfer of control, which occurs upon shipment of the product.

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

Recently Issued and Adopted Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and clarifying and amending existing guidance. The guidance was adopted effective January 1, 2021 and did not have a material impact on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Goodwill Simplifications (Topic 350) (“ASU 2017-04”), which simplifies the test for goodwill impairment. The new guidance eliminates Step 2 from the goodwill impairment test as currently prescribed in GAAP. This ASU is the result of the FASB project focused on simplifications to accounting for goodwill. The new guidance was effective and adopted in 2020 with no impact on the financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The Company adopted ASU 2016-13 and the related clarifications in 2021. The adoption did not have a material effect on the Company’s consolidated financial statements.

3. Revenue and Deferred Revenue

Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended December 31,
	2021	2020	2019
Platform subscription	$108,254	$98,361	$83,705
Visits	116,617	117,181	40,701
Other	27,918	29,723	24,451
Total Revenue	$252,789	$245,265	$148,857

Contract Balances

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer. The amount of unbilled receivables as of December 31, 2021 and 2020 is $5,697 and $3,376 and has been included within accounts receivable and as of December 31, 2021 $781 has been included within other assets on the consolidated balance sheet.

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue of $56,473, $53,601, and $59,006, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

The Company receives payments from customers based upon contractual billing schedules. The Company typically invoices its customers annually in advance for their annual software access fee. The Company records accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically net 30 days.

Deferred Revenue

Significant changes in the Company’s deferred revenue balance for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
Total deferred revenue, beginning of the period	$74,800	$77,386	$93,299
Additions	123,717	109,542	85,167
Recognized	(122,621)	(112,128)	(101,080)
Total deferred revenue, end of the period	$75,896	$74,800	$77,386
Current deferred revenue	68,841	66,693	66,490
Non-current deferred revenue	7,055	8,107	10,896
Total	$75,896	$74,800	$77,386

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2021 and 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $219,893 and $192,238, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years. As it pertains to the December 31, 2021 amount, the Company expects to recognize 46% of the transaction price in the year ending December 31, 2022 in its consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PCs after elimination of intercompany transactions were $29,770 and $1,485, respectively, as of December 31, 2021 and $22,682 and $1,998, respectively as of December 31, 2020.

Total revenue included on the consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $72,125, $78,396 and $23,450 for the years ended December 31, 2021, 2020 and 2019, respectively. Net loss included on the consolidated statements of operations and comprehensive was not material for the years ended December 31, 2021, 2020 and 2019.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $448, $4,194  and $1,176 for the years ended December 31, 2021, 2020 and 2019, respectively. The carrying value of the non-controlling interest was $21,617, $22,065 and 26,259 as of December 31, 2021, 2020 and 2019.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$671,107	$—	$—	$671,107
Investments	—	—	—	—
Total financial assets:
Contingent consideration	—	—	16,450	16,450
Total financial liabilities:	$671,107	$—	$16,450	$687,557

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Money market funds	$892,934	$—	$—	$892,934
Investments	—	99,963	—	99,963
	$892,934	$99,963	$—	$992,897

As of December 31, 2021 and 2020, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. As of December 31, 2020, the Company’s investments consisted of U.S. government agency bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. government agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

The Company has classified its net liability for contingent earnout considerations relating to the August 2021 Acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included the Monte Carlo method that uses key assumptions to model future revenue and costs of goods sold projections. A description of the August 2021 Acquisitions is included within Note 9. The income approach method involves calculating the earnout payment based on the forecasted revenue and the revenue discount rate of 3.1% and 1.3% for SilverCloud and Conversa, respectively, The contingent earnout payments for each acquisition are based on the achievement of certain revenue and integration thresholds. During the year ended December 31, 2021 the fair value of the contingent earnout consideration decreased by $13,740 due to shifts in the timeline of revenue forecasts. During the fourth quarter of 2021, the contingent earnout consideration for the integration milestone was achieved and it was determined the earnout of $15,000 was payable to the Conversa shareholders as of December 31, 2021.

Year Ended December 31, 2021
Beginning Balance as of January 1	$—
Initial estimate of fair value related to SilverCloud contingent consideration	29,360
Initial estimate of fair value related to Conversa contingent consideration	15,230
Accretion of contingent consideration	600
Fair value adjustment	(13,740)
Earned amount due to shareholders	(15,000)
Ending Balance	$16,450

7. Investments

As of December 31, 2021 and 2020, the fair value of the Company’s investments by type of security was as follows:

December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$—	$—	$—	$—
	$—	$—	$—	$—

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$99,854	$109	$—	$99,963
	99,854	109	—	99,963

8. Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
	2021	2020	2019
Allowance for credit losses, beginning of the period	$1,556	$686	$396
Provisions	714	1,646	717
Write-offs	(461)	(776)	(427)
Allowance for credit losses, end of the period	$1,809	$1,556	$686

9. Business Combinations

Aligned Telehealth, Inc.

In November 2019, the Company acquired all the issued and outstanding shares of Aligned Telehealth, Inc. (“Aligned”). This acquisition will combine Aligned’s customer base with the Amwell Platform to increase the number of hospitals and health plans utilizing telehealth. The aggregate consideration paid was $82,948, which consists of (i) 456,667 shares of the Company’s Series C convertible preferred stock valued at $34,250; (ii) $48,688 of cash and (iii) contingent consideration of $10. The Company was obligated to pay an earn-out up to $70,000 contingent upon Aligned achieving certain revenue and margin thresholds for the year ended December 31, 2020. The Company estimated the fair value of the contingent consideration as of the acquisition date. The contingent consideration was subject to remeasurement at each reporting date until December 31, 2020. The earn-out was not achieved as of December 31, 2020, with the remeasurement adjustment of $10 was recorded in the consolidated statements of operations and comprehensive loss.

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

Aligned

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

The following are the identifiable intangible assets acquired and their respective weighted average useful lives, as determined based on final valuations:

	Aligned	Weighted Average Life (Years)
Customer relationships	$13,800	7.0
Trade name	300	7.0
Total	$14,100

Customer-relationship intangible assets were valued using the multi-period, excess-earnings method, a method that values the intangible asset using the present value of the after-tax cash flows attributable to the intangible asset only. Key assumptions used in developing the valuation included the estimated annual net cash flows (including forecasted revenue, gross margin, and expenses) and the discount rate that appropriately reflects the risk inherent in each future cash flow stream, all of which were estimated by management. Goodwill represents the excess of the purchase consideration over the estimated acquisition date fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is primarily attributable to expected post-acquisition cross-selling opportunities from integrating Aligned’s customer relationships with the Amwell Platform.

SilverCloud and Conversa

On August 27, 2021, the Company completed the acquisition of SilverCloud through a merger in which SilverCloud became a wholly-owned subsidiary of the Company. The cash consideration paid was $105,195 net of cash acquired of $12,239. The stock consideration was comprised of 8.1 million shares of the Company’s Class A common stock valued at $85,571, and escrow share consideration of $6,376. SilverCloud is a leading digital mental health platform. The Company is obligated to pay an earn-out of up to $40,000 contingent upon SilverCloud achieving certain revenue thresholds for the year ending December 31, 2022. The Company estimated the fair value of the contingent consideration as of the acquisition date to be $29,360. The contingent consideration is subject to remeasurement at each reporting date until December 31, 2022, with the remeasurement adjustment reported in the consolidated statement of operations and comprehensive loss. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $4,854 which included transaction costs from financial and legal advisors and other transaction related fees, as well as $717 of noncash compensation costs, and were recognized as incurred in the Company’s consolidated statement of operations and comprehensive loss in general and administrative expenses. The noncash compensation costs related to the SilverCloud acquisition are for additional noncash compensation costs incurred by the selling SilverCloud shareholders for certain employees that have continued employment after the transaction date and through the earn-out period, and will be a reoccurring cost until the payout of earn-out in 2023.

On August 9, 2021, the Company completed the acquisition of Conversa through a merger in which Conversa became a wholly-owned subsidiary of the Company. The cash consideration paid was $51,331 net of cash acquired of $9,735. The stock consideration was comprised of 4.7 million shares of the Company’s Class A common stock valued at $52,160. Conversa is a leader in automated virtual healthcare. The Company is obligated to pay an earn-out of up to $30,000 contingent upon Conversa achieving certain integration thresholds in the first quarter of 2022, and certain revenue thresholds for the year ending December 31, 2022. The Company estimated the fair value of the contingent consideration as of the acquisition date to be $15,230. The contingent consideration is subject to remeasurement at each reporting date until December 31, 2022, with the remeasurement adjustment reported in the consolidated statement of operations and comprehensive loss. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $2,435 which included transaction costs from financial and legal advisors and other transaction related fees and were recognized as incurred in the Company’s consolidated statement of operations and comprehensive loss in general and administrative expenses.

The August 2021 Acquisitions were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the August 2021 Acquisitions were integrated within the consolidated financial statements commencing on the aforementioned acquisition dates. Actual revenue and losses of the August 2021 Acquisitions since the acquisition date as well as pro forma combined results of operations for the August 2021 Acquisition have not been presented because the effect of the August 2021 Acquisitions were not material to the Company’s consolidated financial results for the periods presented.

The following table summarizes the preliminary fair value estimates of the assets acquired and liabilities assumed for the SilverCloud and Conversa acquisitions at the respective acquisition dates. The Company, with the assistance of a third-party valuation expert, estimated the preliminary fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections. In the fourth quarter of 2021, the Company recorded a $2,825 increase and a $1,268 decrease to goodwill related to the assessment of the tax attributes of the business combinations for SilverCloud and Conversa, respectively. In addition, the Company recorded a $9 and $66 decrease to goodwill with the finalization of the net working capital adjustment for SilverCloud and Conversa, respectively. The allocation of the consideration transferred to the assets acquired and the liabilities assumed for the August 2021 Acquisitions remains preliminary and therefore can be revised as a result of additional information obtained due to completing the final assessment of the tax attributes of the business combinations. Additional adjustments may be recorded within the measurement period, which will not exceed one year from the acquisition date.

Identifiable assets acquired and liabilities assumed (in thousands):

	SilverCloud	Conversa Health
Purchase consideration:
Cash consideration, net of cash acquired	$105,195	$51,331
Stock consideration	85,571	52,160
Contingent consideration	29,360	15,230
Escrow share consideration	6,376
Working capital adjustment	(300)	(127)
Total consideration transferred	$226,202	$118,594

Allocation of Consideration transferred:
Accounts receivable	$2,630	$3,651
Identifiable intangible assets	78,146	34,700
Other assets	491	4,604
Total assets acquired	81,267	42,955
Current liabilities	2,155	8,463
Deferred revenue	5,813	4,655
Other long-term liabilities	11,557	115
Total liabilities assumed	19,525	13,233
Goodwill	$164,460	$88,872
	$226,202	$118,594

The amount allocated to goodwill reflects the benefits the Company expects to realize from post-acquisition cross selling opportunities from integrating customer relationships and from the growth of the respective acquisitions’ operations.

The following are the identifiable intangible assets acquired in the August 2021 Acquisitions and their respective weighted average useful lives, as determined based on initial valuations. The estimated fair value of the Technology and Tradename was determined using a relief from royalty method and the estimated fair value of the Customer relationships was determined using the excess earnings method:

	SilverCloud	Weighted Average Life (Years)	Conversa Health	Weighted Average Life (Years)
Technology	$34,996	5.0	$20,400	5.0
Tradename	10,800	7.0	4,200	5.0
Customer relationships	32,350	10.0	10,100	10.0
Total	$78,146		$34,700

10. Deferred Contract Acquisition and Contract Fulfillment Costs

The following table represents a rollforward of the Company’s deferred contract acquisition costs:

	December 31,
	2021	2020
Beginning balance as of January 1	$3,461	$2,769
Additions to deferred contract acquisition costs	2,235	2,102
Amortization of deferred contract acquisition costs	(1,971)	(1,410)
Ending balance	$3,725	$3,461
Deferred contract acquisition costs, current	$1,697	$2,134
Deferred contract acquisition costs, noncurrent	2,028	1,327
Total	$3,725	$3,461

Amortization expense related to deferred contract acquisition costs for the years ended December 31, 2021, 2020 and 2019 was $1,971, $1,410 and $1,062, respectively.

The following table represents a rollforward of the Company’s deferred contract fulfillment costs:

	December 31,
	2021	2020
Beginning balance as of January 1	$1,861	$2,086
Additions to deferred contract fulfillment costs	266	627
Amortization of deferred contract fulfillment costs	(737)	(852)
Ending balance	$1,390	$1,861
Deferred contract fulfillment costs, current	$736	$624
Deferred contract fulfillment costs, noncurrent	654	1,237
Total	$1,390	$1,861

Amortization expense related to deferred contract fulfillment costs for the years ended December 31, 2021, 2020 and 2019 was $737, $852 and $707, respectively.

11. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2021	2020
Furniture and fixtures	$231	$930
Computer and office equipment	7,965	7,638
Computer software	5,086	4,847
Leasehold improvements	692	2,162
	13,974	15,577
Less: Accumulated depreciation and amortization	(11,739)	(11,741)
Property and equipment, net	$2,235	$3,836

Depreciation and amortization expense related to property and equipment was $2,160, $2,146 and $1,769 for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2021 the Company disposed of fully depreciated assets with a gross value of $1,851.

12. Goodwill and Intangible Assets

Goodwill consisted of the following as of:

	December 31,
	2021	2020
Beginning Balance as of January 1	$193,877	$193,877
Goodwill acquired	253,332
Currency translation adjustments	(4,448)	—

Ending Balance	$442,761	$193,877

Identified intangible assets consisted of the following as of:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2021
Customer relationships	$81,053	$(16,842)	$64,211	8.2
Contractor relationships	535	(247)	288	7.0
Trade name	14,435	(706)	13,729	5.8
Technology	90,464	(16,283)	74,181	5.0
	$186,487	$(34,078)	$152,409

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2020
Customer relationships	$38,782	$(11,380)	$27,402	7.0
Contractor relationships	535	(206)	329	8.0
Trade name	300	(300)	—	—
Technology	37,063	(9,266)	27,797	7.5
	$76,680	$(21,152)	$55,528

Amortization expense related to intangible assets for the years ended December 31, 2021, 2020 and 2019 was $13,929, $8,007 and $5,992, respectively. Included in amortization expense for the year ended December 31, 2020 was $255 related to the write off of the remaining Trade name for Aligned.

Estimated future amortization expense of the identified intangible assets as of December 31, 2021, is as follows:

2022	$25,039
2023	25,039
2024	25,055
2025	25,039
2026	20,617
Thereafter	31,620
152,409

13. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2021	2020
Employee compensation and benefits	$21,572	$20,521
Professional services	8,766	6,832
Earned contingent consideration	15,000	—
Provider services	5,473	4,632
Other	7,900	10,150
Total	$58,711	$42,135

14. Line of Credit

In January 2011, the Company entered into a credit agreement (the “Line of Credit”) with a financial institution that provides for maximum borrowings in one or more advances of an amount up to $5,000. Borrowings under the Line of Credit accrue interest at the London Interbank Offered Rate plus 1.25%. Borrowings are repayable immediately upon demand by the financial institution. In November 2017, the Line of Credit was amended to increase the maximum borrowings to $7,000. As of December 31, 2020, the Company had no outstanding borrowings under the Line of Credit. The Line of Credit arrangement expired during the year ended December 31, 2021.

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

Dividends

The holders of the Preferred Stock are entitled to receive noncumulative dividends when, as and if declared by the board of directors. In addition, the holders of shares of Preferred Stock are entitled to participate pro rata on an as-converted-basis on any dividends paid to the holders of common stock. The holders of the Series B preferred stock and Series C preferred stock, collectively (the “Senior Preferred Stock”) are entitled to participate pro rata (calculated as if such Senior Preferred stock and Series A preferred stock had converted to common stock) on any dividends paid to the holders of Series A preferred stock. No dividends have been declared through December 31, 2020.

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

Undesignated Preferred Stock

In connection with our IPO in September 2020, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by our board of directors. No shares of preferred stock were issued or outstanding as of December 31, 2021.

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

Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend right of the preferred stockholders. No dividends have been declared through December 31, 2021.

In August 2021, the Company issued 4.7 million and 8.1 million shares of Class A common stock at a fair value of $11.20 and $10.51 per share in connection with the acquisitions of Conversa and SilverCloud, respectively (see Note 9).

In the year ended December 31, 2021 4,079,035 shares of Class B common stock were converted to Class A common stock. As of December 31, 2021 the par value of the Class A, Class B and Class C shares was $2,294, $270 and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	229,402,453	229,402,453
Class B	100,000,000	26,913,579	26,913,579
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	261,871,587	261,871,587

As of December 31, 2021and 2020, the Company had reserved 61,989,749 and 61,392,747 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant, respectively.

Stock Plans and Stock Options

The Company maintains the 2006 Employee, Director and Consultant Stock Plan as amended and restated (the “2006 Plan”) and 2020 Equity Incentive Plan (the “2020 Plan” together, the “Plans”) under which it has granted incentive stock options, non-qualified stock options, and restricted stock units to employees, officers, and directors of the Company. In connection with the adoption of the 2020 Plan, the then-remaining shares of common stock reserved for grant or issuance under the 2006 Plan became available for issuance under the 2020 Plan, and no further grants will be made under the 2006 Plan. The 2020 Plan is administered by the board of directors with respect to awards to non-employee directors and by the compensation committee, with respect to other participants, are collectively, referred to as the plan administrator. The exercise prices, vesting and other restrictions are determined at the discretion of the plan administrator. Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. Stock options granted under the Plan typically vest over four years and expire ten years after the grant date. The Company had 31,470,984 shares available for grant as of December 31, 2021.

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	23,167,514	$4.37	6.2	$487,758
Granted	—	$—
Forfeited	(578,503)	$5.82
Expired	—	$—
Exercised	(6,695,256)	$3.21
Outstanding as of December 31, 2021	15,893,755	$4.81	5.9	$23,876
Vested and expected to vest as of December 31, 2021	15,395,398	$4.61	5.8	$23,752
Options exercisable as of December 31, 2021	13,407,882	$4.38	5.5	$23,120

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019, was $106,407, $31,194 and $2,433, respectively. The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of common stock options granted during the years ended December 31, 2021, 2020 and 2019, was $0, $4.17 and $2.81, respectively.

The Company received cash proceeds from the exercise of common stock options of $20,806, $5,932 and $1,036 during the years ended December 31, 2021, 2020 and 2019, respectively.

The weighted average of assumptions that the Company used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Years Ended December 31,
	2021	2020	2019
Risk-free interest rate	N/A	1.09%	2.17%
Expected term (in years)	N/A	6.1	6.0
Expected volatility	N/A	52%	50%
Expected dividend yield	N/A	0%	0%

Executive Equity Awards

Each CEO has received restricted stock units, equaling up to 1.5% of the Company’s fully-diluted outstanding capital stock as a result of the IPO (“IPO RSUs”), 50% of the IPO RSUs (representing 0.75% of the Company’s fully diluted outstanding capital stock immediately prior to the IPO or 3,230,750 shares of Class A common stock) were granted on the closing date of the IPO based on the closing price per share on the IPO closing date, and 50% (representing up to 0.75% of the Company’s fully diluted outstanding capital stock immediately prior to the IPO or 3,230,750 shares of Class A common stock) was granted on the 180-day anniversary of the IPO, based on a specific range of the price per share of the Company’s publicly traded common stock prior March 16, 2021, and will vest over a three-year period, with one-third vesting on the first anniversary of the IPO’s closing date and the remaining vesting in equal quarterly installments thereafter. As the issuance of the second 50% tranche is based upon events that are probable the expense related to both tranches of the IPO RSUs was recognized in the three months ended September 30, 2020.

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

Restricted Stock Units

The following table summarizes the unvested restricted stock unit activity for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2021	11,014,450	$14.43
Granted	9,011,024	16.93
Vested	(7,394,144)	9.34
Forfeited	(912,517)	13.62
Unvested as of December 31, 2021	11,718,813	$19.63

The total grant date fair value of RSU’s granted for the years ended December 31, 2021, 2020 and 2019 was $152,550, $195,655 and $15,135, respectively. The aggregate intrinsic value of restricted stock units vested for the years ended December 31, 2021, 2020 and 2019 was $90,726, $73,836 and $1,693, respectively.

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

During the year ended December 31, 2021, the Company issued 178,021 shares under the ESPP. As of December 31, 2021 2,906,197 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2021	2020	2019
Cost of revenues	$1,655	$1,087	$536
Research and development	7,613	4,793	1,477
Selling and marketing	7,666	4,147	2,418
General and administrative	26,875	108,331	7,704
Total	$43,809	$118,358	$12,135

As of December 31, 2021, total unrecognized compensation cost related to the unvested common stock-based awards was $80,121, which is expected to be recognized over a weighted-average period of 2.9 years.

16. Leases

The Company’s primary lease represents the lease for its corporate headquarters in Boston, Massachusetts. The Company modified the corporate headquarter lease during the third quarter of 2021. Rent expense for the year ended December 31, 2021 was $5,870. The carrying value of the Company’s right-of-use assets are substantially concentrated in real estate as the Company primarily leases office space. The Company’s policy is not to record leases with an original lease term of one year or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company does not have any lease contracts with the option to purchase as of December 31, 2021.

	Years Ended December 31,
	2021	2020	2019
The components of lease cost under ASC 842 were as follows:
Operating lease cost	$5,617	$6,632	$6,649
Short-term lease cost	—	—	—
Variable lease cost	—	—	—
Total lease cost	$5,617	$6,632	$6,649

	Years Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$6,352	$7,006	$6,480
Non-cash lease activity:
Right-of-use lease assets obtained in exchange for new operating lease liability:
Operating leases	$15,506	$417	$355

	As of December 31,
	2021	2020
Supplemental balance sheet information related to leases is as follows:
Operating leases
Operating lease right-of-use assets	$16,422	$6,609
Total operating right-of-use lease assets	$16,422	$6,609
Operating lease liabilities, current	1,918	6,357
Operating lease liabilities, net of current portion	14,694	1,296
Total operating lease liabilities	$16,612	$7,653
Weighted-average remaining lease term (in years)	5.0 years	1.3 years
Weighted-average discount rate	1.1%	2.9%

As of December 31, 2021, minimum future lease payments for these operating leases were as follows:

Years ending December 31,
2022	$2,100
2023	3,683
2024	3,416
2025	3,484
2026	3,554
Thereafter	893
Total lease payments	$17,130
Less imputed interest	(518)
Total present value of lease liabilities	$16,612

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying customers against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies customers against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the customer. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through December 31, 2021, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. The Company believes that these claims lack merit and intends to defend against them vigorously. As of December 31, 2021 and 2020, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

17. Income Taxes

During the years ended December 31, 2021, 2020 and 2019 the Company recorded an income tax (benefit) expense of $(5,376), $639 and $(803), respectively. The December 31, 2021 income tax benefit is primarily due to a  partial release of valuation allowance in the U.S resulting from the deferred tax liabilities established as part of the August 2021 Acquisitions consummated during the year (see Note 9). The December 31, 2020 income tax provision primarily represents amounts related to foreign taxes related to equity awards issued in the fourth quarter. The December 31, 2019 income tax benefit primarily represents the release of a portion of the Company’s deferred tax asset valuation allowance in connection with the acquisition of Aligned (see Note 9) offset by foreign and state taxes.

For the years ended December 31, 2021, 2020 and 2019, the Company’s loss before income taxes is primarily generated in the United States as the pre-tax loss from the Company’s foreign subsidiaries is not significant.

The components of our current and deferred portions of the provision for income taxes are presented in the table below:

	Years Ended December 31,
	2021	2020	2019
Current income tax provision (benefit):
Federal	$—	$—	$—
State	41	97	34
Foreign	828	448	285
Total Current	$869	$545	$319
Deferred income tax provision (benefit):
Federal	$(5,730)	$103	$(821)
State	1	21	(252)
Foreign	(516)	(30)	(49)
Total Deferred	$(6,245)	$94	$(1,122)
Total provision (benefit) for income taxes	$(5,376)	$639	$(803)

The following reconciles the differences between income taxes computed at the federal statutory rate and the provision for income taxes:

	Years Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	4.5	2.0	3.0
Valuation allowance	(24.5)	(13.3)	(21.3)
Stock-based compensation	1.9	(9.5)	(1.1)
Other	0.1	(0.5)	(0.7)
Effective income tax rate	3.0%	(0.3%)	0.9%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$179,555	$116,965
Research and development credit carryforwards	1,676	2,081
Deferred revenue	2,863	4,848
Deferred compensation	7,176	7,142
Startup costs	84	171
Leasing obligation	4,115	1,937
Other	904	1,030
Total deferred tax assets	196,373	134,174
Total valuation allowance	(164,391)	(118,795)
Total net deferred tax assets	31,982	15,379
Joint venture investment basis difference	(1,453)	(1,706)
Intangibles	(30,265)	(10,563)
Right-of-use assets	(4,068)	(1,669)
Other	(1,131)	(1,374)
Total deferred tax assets (liabilities)	(36,917)	(15,312)
Net deferred tax liabilities	$(4,935)	$67

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred in the U.S. since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net domestic deferred tax assets as of December 31, 2021, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021, 2020 and 2019 related primarily to the increase in net operating loss carryforwards in 2021, 2020 and 2019 and were as follows:

	Years Ended December 31,
	2021	2020	2019
Valuation allowance as of beginning of the year	$118,795	$88,499	$69,433
Increases recorded to income tax provision	51,348	30,296	20,454
Decreases recorded as a benefit to income tax provision	(5,752)	—	(1,388)
Valuation allowance as of end of year	$164,391	$118,795	$88,499

As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $703,416, which begin to expire in 2026. The Company’s federal net operating losses generated for the years ended after December 31, 2017, which amounted to a total of $472,047, can be carried forward indefinitely. The Company has tax effected state net operating losses of approximately $30,050, which began to expire in 2022. In addition, the Company has federal and state and research and development tax credit carryforwards of $1,602 and $200, which begin to expire in 2027 and 2027, respectively.

Utilization of the Company's net operating loss ("NOL") carryforwards and research and development ("R&D") credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("Section 382") as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, could result in a change of control as defined by Section 382. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2021 would limit or otherwise restrict its ability to utilize its NOL and R&D credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards generated through December 31, 2021. However, changes in ownership occurring after December 31, 2021, could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

The Company does not have unrecognized tax benefits related to uncertain tax positions. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception. The tax years 2006 through 2021 remain open to examination by major taxing jurisdictions to which the Company is subject, which is primarily in the United States (U.S.), as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service (IRS) or state tax authorities if they have or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress by the IRS or any other jurisdictions for any tax years.

18. Related-Party Transactions

Teva Pharmaceuticals, Industries Ltd

Teva Pharmaceuticals, Industries Ltd (“Teva”) was determined to be a related party because a member of the Company’s board of directors was the President and CFO of Teva Pharmaceuticals’ North America Commercial through June 2021. In addition, Teva was a non-significant shareholder of the Company during the year. As of December 31, 2020, short-term and long-term deferred revenue from this customer was not material. As of December 31, 2020, there were no amounts due from Teva.

Prior to the board member’s departure from the board of directors in June 2021, the Company recognized an immaterial amount of revenue from contracts with this customer. During the years ended, December 31, 2020 and 2019, the Company recognized an immaterial amount of revenue from contracts with this customer.

Philips Holding USA, Inc.

Philips Holding USA, Inc. (“Philips”) was determined to be a related party because a member of the Company’s board of directors was the Business Leader of Philips Population Health Management through June 2021. In addition, Philips is a non-significant shareholder of the Company. As of September 30, 2021 it was determined Philips was no longer a related party. As of December 31, 2020, the Company held short-term and long-term deferred revenue of $1,458 from contracts with this customer. As of December 31, 2020 amounts due from Philips were $763.

Prior to the board member’s departure from Philips in June 2021, the Company recognized revenue of $1,658, from contracts with this customer. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $2,441, $1,021, respectively, from contracts with this customer.

Anthem Inc.

Anthem Inc. (“Anthem”) was determined to be a related party because a member of the Company’s board of directors served as the Vice President of Anthem through February 2021. In addition, Anthem is a non-significant shareholder of the Company. As of March 31, 2021, it was determined Anthem was no longer a related party. As of December 31, 2020, the Company held short-term and long-term deferred revenue of $11,347 from contracts with this customer. As of December 31, 2020, amounts due from Anthem were $8,391.

Prior to the board member’s departure from Anthem in February 2021, the Company recognized revenue of $7,218 from contracts with this customer. During the years ended December 31, 2020 and 2019, the Company recognized revenue of $55,180 and $34,095, respectively, from contracts with this customer.

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of December 31, 2021 and 2020, the Company held short-term and long-term deferred revenue of $456 and $606, respectively from contracts with this customer. As of December 31, 2021 and 2020, amounts due from Cleveland Clinic were $441 and $1,020.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue of $1,301, $1,357, and $1,262, respectively, from contracts with this customer.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a less than majority owned interest in. During the year ended December 31, 2020 the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the year ended December 31, 2021 the Company made a capital contributed of $2,548, related to a portion of the phase one capital commitment.

During the year ended December 31, 2021 and 2020 the Company recognized revenue of $1,841 and $1,825 from contracts with this customer. As of December 31, 2021 and 2020, the Company held short and long term deferred revenue of $1,426 and $1,496 from contracts with this customer. As of December 31, 2021 amounts due from CCAW, JV LLC were $1,613 and as of December 31, 2020, amounts due from CCAW, JV LLC were not material.

Loans to Officer

During 2020, the Company entered into secured promissory notes with the Chief Financial Officer and other executive officers in the amount of $16,441. These loans were to fund the taxes associated with the restricted stock units and were collateralized by all of the capital stock of the Company that the employee owned or would own in the future and the employees’ personal assets. These loans are recorded within prepaids and other current assets in the Company’s consolidated balance sheet. All outstanding loans with officers were repaid in August 2020 prior to the Company’s IPO.

19. Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company contributed a total of $2,698, $2,165 and $1,966 to the plan for the years ended December 31, 2021, 2020 and 2019, respectively.

20. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(176,782)	$(228,626)	$(88,366)
Net loss attributable to non-controlling interest	(448)	(4,194)	(1,176)
Net loss attributable to American Well Corporation	$(176,334)	$(224,432)	$(87,190)
Denominator:
Weighted-average common shares outstanding, basic and diluted	254,068,942	99,044,312	41,138,798
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(2.27)	$(2.12)

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

	Years Ended December 31,
	2021	2020	2019
Convertible preferred stock (as converted to common stock)	—	—	123,313,703
Unvested restricted stock units	7,472,787	5,399,622	2,322,408
Options to purchase shares of common stock	15,893,755	23,167,514	24,917,003
	23,366,542	28,567,136	150,553,114