Form 10-Q
period 2022-03-31
American Well Corp
filed 2022-05-10
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the number of shares of the registrant’s Class A common stock outstanding was 233,359,518, the number of shares of the registrant’s Class B common stock outstanding was 27,390,397 and the number of shares of the registrant’s Class C common stock outstanding was 5,555,555.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$176,934	$746,416
Investments	497,972	—
Accounts receivable ($2,212 and $2,054, from related parties and net of allowances of $1,609 and $1,809, respectively)	47,146	51,375
Inventories	8,025	7,530
Deferred contract acquisition costs	1,250	1,697
Prepaid expenses and other current assets	21,824	20,278
Total current assets	753,151	827,296
Restricted cash	795	795
Property and equipment, net	1,892	2,235
Goodwill	440,697	442,761
Intangible assets, net	145,347	152,409
Operating lease right-of-use asset	15,448	16,422
Deferred contract acquisition costs, net of current portion	2,577	2,028
Other assets	1,891	1,722
Investment in minority owned joint venture (Note 2)	—	168
Total assets	$1,361,798	$1,445,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,496	$12,156
Accrued expenses and other current liabilities	35,917	58,711
Contingent consideration liabilities	13,870	—
Operating lease liability, current	2,663	1,918
Deferred revenue ($1,499 and $1,860 from related parties, respectively)	68,843	68,841
Total current liabilities	128,789	141,626
Other long-term liabilities	4,517	5,136
Contingent consideration liabilities, net of current portion	—	16,450
Operating lease liability, net of current portion	13,717	14,694
Deferred revenue, net of current portion ($19 and $22 from related parties, respectively)	5,987	7,055
Total liabilities	153,010	184,961
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and as of December 31, 2021	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 232,746,662 and 229,402,453 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 27,390,397 and 26,913,579 shares issued and outstanding, respectively; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of March 31, 2022 and as of December 31, 2021	2,658	2,620
Additional paid-in capital	2,076,605	2,054,275
Accumulated other comprehensive income	(10,555)	(6,353)
Accumulated deficit	(881,321)	(811,284)
Total American Well Corporation stockholders’ equity	1,187,387	1,239,258
Non-controlling interest	21,401	21,617
Total stockholders’ equity	1,208,788	1,260,875
Total liabilities and stockholders’ equity	$1,361,798	$1,445,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
( $1,215 and $8,845 from related parties, respectively)	$64,232	$57,599
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	36,765	35,705
Research and development	37,481	23,040
Sales and marketing	21,154	13,732
General and administrative	32,716	21,354
Depreciation and amortization expense	6,598	2,506
Total costs and operating expenses	134,714	96,337
Loss from operations	(70,482)	(38,738)
Interest income and other (expense) income, net	108	61
Loss before expense from income taxes and loss from equity method investment	(70,374)	(38,677)
Benefit (Expense) from income taxes	332	(309)
Loss from equity method investment	(211)	(819)
Net loss	(70,253)	(39,805)
Net loss attributable to non-controlling interest	(216)	(617)
Net loss attributable to American Well Corporation	$(70,037)	$(39,188)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.16)
Weighted-average common shares outstanding, basic and diluted	268,002,110	243,544,647
Net loss	$(70,253)	$(39,805)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale investments	(1,251)	34
Foreign currency translation	(2,951)	(52)
Comprehensive loss	(74,455)	(39,823)
Less: Comprehensive loss attributable to non-controlling interest	(216)	(617)
Comprehensive loss attributable to American Well Corporation	$(74,239)	$(39,206)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2022	261,871,587	$2,620	$2,054,275	$(6,353)	$(811,284)	$1,239,258	$21,617	$1,260,875
Exercise of common stock options	976,644	10	2,455	—	—	2,465	—	2,465
Vesting of restricted stock units	1,398,305	14	(14)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	425,114	4	1,497	—	—	1,501	—	1,501
Issuance of common stock related to Conversa earn-out settlement	1,020,964	10	4,288	—	—	4,298	—	4,298
Stock-based compensation expense	—	—	12,085	—	—	12,085	—	12,085
Capital contributed by selling shareholders of acquired businesses	—	—	2,019	—	—	2,019	—	2,019
Currency translation adjustment	—	—	—	(2,951)	—	(2,951)	—	(2,951)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(1,251)	—	(1,251)	—	(1,251)
Net loss	—	—	—	—	(70,037)	(70,037)	(216)	(70,253)
Balances as of March 31, 2022	265,692,614	2,658	2,076,605	(10,555)	(881,321)	1,187,387	21,401	1,208,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2021	235,604,105	2,357	$(37,568)	1,841,405	$297	$(582,359)	$1,224,132	$22,065	$1,246,197
Exercise of common stock options	3,474,375	34	—	10,096	—	—	10,130	—	10,130
Vesting of restricted stock units	853,842	9	—	(9)	—	—	—	—	—
Retirement of treasury stock purchased in 2020	—	—	37,568	(15)	—	(37,553)	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	(402,060)	(4)	—	4	—	(9,771)	(9,771)	—	(9,771)
Stock-based compensation expense	—	—	—	8,642	—	—	8,642	—	8,642
Currency translation adjustment	—	—	—	—	(52)	—	(52)	—	(52)
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	34	—	34	—	34
Net loss	—	—	—	—	—	(39,188)	(39,188)	(617)	(39,805)
Balances as of March 31, 2021	239,530,262	2,396	—	1,860,123	279	(668,871)	1,193,927	21,448	1,215,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(70,253)	$(39,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,598	2,506
Provisions for credit losses	(200)	260
Amortization of deferred contract acquisition costs	391	335
Amortization of deferred contract fulfillment costs	133	173
Noncash compensation costs incurred by selling shareholders	2,025	—
Stock-based compensation expense	12,075	8,642
Loss on equity method investment	211	819
Deferred income taxes	(443)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	4,290	7,357
Inventories	(495)	(238)
Deferred contract acquisition costs	(501)	(203)
Prepaid expenses and other current assets	(1,838)	(167)
Other assets	(169)	39
Accounts payable	(4,601)	1,023
Accrued expenses and other current liabilities	(8,446)	(17,666)
Other long-term liabilities	(16)	(19)
Deferred revenue	(952)	(4,195)
Net cash used in operating activities	(62,191)	(41,139)
Cash flows from investing activities:
Purchases of property and equipment	(68)	(148)
Investment in less than majority owned joint venture	—	(2,548)
Purchases of investments	(499,223)	—
Net cash used in investing activities	(499,291)	(2,696)
Cash flows from financing activities:
Proceeds from exercise of common stock options	2,536	9,297
Proceeds from employee stock purchase plan	1,501	—
Payments for the purchase of treasury stock	—	(9,383)
Payment of deferred offering costs	—	(1,613)
Payment of contingent consideration	(11,790)	—
Net cash provided by financing activities	(7,753)	(1,699)
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(247)	—
Net decrease in cash, cash equivalents, and restricted cash	(569,482)	(45,534)
Cash, cash equivalents, and restricted cash at beginning of period	747,211	942,711
Cash, cash equivalents, and restricted cash at end of period	$177,729	$897,177
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	176,934	896,382
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$177,729	$897,177
Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$(454)	$741
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accrued expenses and accounts payable	$—	$23
Issuance of common stock in settlement of earnout	$4,298	$—
Repurchase of common stock	$—	$388
Receivable related to exercise of common stock options	$4	$833

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts)

(unaudited)

1. Organization and Description of Business

Description of Business

American Well Corporation (the “Company”) was incorporated under the laws of the State of Delaware in June 2006. The Company is headquartered in Boston, Massachusetts. The Company is a leading enterprise software company enabling digital delivery of care for healthcare’s key stakeholders. The Company empowers our clients with the core technology and services necessary to successfully develop and distribute virtual care programs that meet their strategic, operational, financial and clinical objectives under their own brands.

Acquisitions

On August 9, 2021 and August 27, 2021, the Company completed the acquisitions of Conversa Health Inc. (“Conversa”) and SilverCloud Health Holdings, Inc. (“SilverCloud”), respectively (together, the “Acquisitions”). Conversa is a leader in automated virtual healthcare. SilverCloud is a leading digital mental health platform. See Note 7 “Business Combinations”.

Liquidity and Capital Resources

The Company expects that its cash, cash equivalents and investments balance as of March 31, 2022 of $674,906 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2021, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s the financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three months ended March 31, 2022 are not necessarily indicative of results for the full 2022 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $23,753 and $1,556, respectively, as of March 31, 2022 and $29,770 and $1,485, respectively as of December 31, 2021.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $18,392 and $17,569 for the three months ended March 31, 2022 and 2021, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended March 31, 2022 and 2021.

Investment in Minority Owned Joint Venture

The Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via digital care delivery. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investment in CCAW, JV LLC using the equity method of accounting. The joint venture is considered a variable interest entity under ASC 810-10, but the Company is not the primary beneficiary as it does not have the power to direct the activities of the joint venture that most significantly impact its performance. The Company’s evaluation of ability to impact performance is based on Cleveland Clinic’s managing directors and Cleveland Clinic’s ability to appoint and remove the chairperson who has the ability to cast the tie breaking vote on the most significant activities.

In 2020 the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined.

During the three months ended March 31, 2021, the Company made a capital contribution of $2,548, related to a portion of the phase one capital commitment. In April 2022 the Company made a capital contribution of $1,960 related to a portion of the phase one capital commitment. For the three months ended March 31, 2022 and 2021, the Company recognized a loss of $211 and $819 as its proportionate share of the joint venture’s results of operations, respectively. Accordingly, the carrying value of the equity method investment as of March 31, 2022 and December 31, 2021 was $(43) and $168, respectively. As the share of losses exceeds the carrying amount of the investment, the carrying amount as of March 31, 2022 it is included in the balance of accrued expenses and other current liabilities on the condensed consolidated balance sheet.

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

The Company performs ongoing assessments and credit evaluations of its customers to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with customers. The Company has not experienced significant credit losses from its accounts receivable. As of March 31, 2022 and December 31, 2021, one customer accounted for 14% and 19% of outstanding accounts receivable, respectively.

During the three months ended March 31, 2022 and 2021, sales to one customer (who was a related party during the 2021 period noted) represented 26% and 25% of the Company’s total revenue, respectively.

Recently Adopted Accounting Pronouncements

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

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2022	2021
Platform subscription	$28,691	$24,596
Visits	30,736	27,821
Other	4,805	5,182
Total Revenue	$64,232	$57,599

Accounts Receivable, Net

Accounts receivable primarily consist of amounts billed currently due from customers. Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. In determining the amount of the allowance at each reporting date, the Company makes judgments about general economic conditions, historical write-off experience and any specific risks identified in customer collection matters, including the aging of unpaid accounts receivable and changes in customer financial conditions. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Changes in the allowance for credit losses were as follows:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Allowance for credit losses, beginning of the period	$1,809	$1,556
Provisions	(200)	714
Write-offs	—	(461)
Allowance for credit losses, end of the period	$1,609	$1,809

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer. The amount of unbilled accounts receivable included within accounts receivable on the consolidated balance sheet was $4,856 and $5,697 as of March 31, 2022 and December 31, 2021, respectively. The amount of unbilled accounts receivable included within other assets on the consolidated balance sheet was $684 and $781 as of March 31, 2022 and December 31, 2021, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2022 and 2021, the Company recognized revenue of $23,147 and $17,908, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2022 and December 31, 2021 were as follows:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Total deferred revenue, beginning of the period	$75,896	$74,800
Additions	29,784	123,717
Recognized	(30,850)	(122,621)
Total deferred revenue, end of the period	$74,830	$75,896
Current deferred revenue	68,843	68,841
Non-current deferred revenue	5,987	7,055
Total	$74,830	$75,896

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $223,903 and $219,893, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the March 31, 2022 amount, the Company expects to recognize 46% of the transaction price in the 12 month period ended March 31, 2023, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $216 and $617 for the three months ended March 31, 2022 and 2021, respectively. The carrying value of the non-controlling interest was $21,401 and $21,617 as of March 31, 2022 and December 31, 2021, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$104,390	$—	$—	$104,390
U.S government securities	—	497,972	—	$497,972
Total financial assets:	$104,390	$497,972	$—	$602,362
Contingent consideration	—	—	13,870	13,870
Total financial liabilities:	$—	$—	$13,870	$13,870

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$671,107	$—	$—	$671,107
Total financial assets:	$671,107	$—	$—	$671,107
Contingent consideration	$—	$—	$16,450	$16,450
Total financial liabilities:	$—	$—	$16,450	$16,450

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

The Company has classified its net liability for contingent earnout considerations relating to the Acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included the Monte Carlo method that uses key assumptions to model future revenue and costs of goods sold projections. The income approach method involves calculating the earnout payment based on the forecasted revenue and the revenue discount rate of 1.3% for SilverCloud. A description of the Acquisitions is included within Note 7. The contingent earnout payments for each acquisition are based on the achievement of certain revenue thresholds. During the three months ended March 31, 2022 the fair value of the contingent earnout consideration decreased mainly due to the Company signing an amendment to the agreement accelerating the determination of the Conversa revenue earn-out as of March 31, 2022, and resulted in the issuance of 1,020,964 shares of Class A Common Stock, which resulted in accretion of the contingent consideration of $1,568.

Three Months Ended March 31, 2022
Beginning Balance as of January 1	$16,450
Accretion of contingent consideration	1,718
Fair value adjustment	—
Earned amount issued to shareholders in Class A Common Stock	(4,298)
Ending Balance	$13,870

During the three months ended March 31, 2022, there were no transfers between fair value measurement levels.

6. Investments

As of March 31, 2022 and December 31, 2021, the fair value of the Company’s investments by type of security was as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$499,223	—	$(1,251)	$497,972
	$499,223	$—	$(1,251)	$497,972

December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$—	$—	$—	$—
	$—	$—	$—	$—

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

On August 9, 2021, the Company completed the acquisition of Conversa through a merger in which Conversa became a wholly-owned subsidiary of the Company. The cash consideration paid was $51,331 net of cash acquired of $9,735. The stock consideration was comprised of 4.7 million shares of the Company’s Class A common stock valued at $52,160. Conversa is a leader in automated virtual healthcare. The Company is obligated to pay an earn-out of up to $30,000 contingent upon Conversa achieving certain integration thresholds in the first quarter of 2022, and certain revenue thresholds for the year ending December 31, 2022. The Company estimated the fair value of the contingent consideration as of the acquisition date to be $15,230. The contingent consideration is subject to remeasurement at each reporting date until December 31, 2022, with the remeasurement adjustment reported in the consolidated statement of operations and comprehensive loss. The integration milestone was achieved in December 2021 and $15,000 was paid in January 2022. The Company signed an amendment to the agreement accelerating the determination of the Conversa revenue earn-out as of March 31, 2022, which resulted in the issuance of 1,020,964 shares of Class A Common Stock. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $2,435 which included transaction costs from financial and legal advisors and other transaction related fees and were recognized as incurred in the Company’s consolidated statement of operations and comprehensive loss in general and administrative expenses.

The Acquisitions were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the Acquisitions were integrated within the consolidated financial statements commencing on the aforementioned acquisition dates. Actual revenue and losses of the Acquisitions since the acquisition date as well as pro forma combined results of operations for the Acquisitions have not been presented because the effect of the Acquisitions was not material to the Company’s consolidated financial results for the periods presented.

The following table summarizes the preliminary fair value estimates of the assets acquired and liabilities assumed for the SilverCloud and Conversa acquisitions at the respective acquisition dates. The Company, with the assistance of a third-party valuation expert, estimated the preliminary fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections. The allocation of the consideration transferred to the assets acquired and the liabilities assumed for the Acquisitions remains preliminary, and therefore can be revised as a result of additional information obtained due to completing the assessment of the tax attributes of the business combination. Additional adjustments may be recorded within the measurement period, which will not exceed one year from the acquisition date.

Identifiable assets acquired and liabilities assumed:

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

The following are the identifiable intangible assets acquired in the Acquisitions and their respective weighted average useful lives, as determined based on initial valuations. The estimated fair value of the Technology and Tradename was determined using a relief from royalty method and the estimated fair value of the Customer relationships was determined using the excess earnings method:

	SilverCloud	Weighted Average Life (Years)	Conversa Health	Weighted Average Life (Years)
Technology	$34,996	5.0	$20,400	5.0
Tradename	10,800	7.0	4,200	5.0
Customer relationships	32,350	10.0	10,100	10.0
Total	$78,146		$34,700

8. Goodwill and Intangible Assets

Goodwill consisted of the following:

Three Months Ended March 31, 2022
Beginning Balance as of January 1	$442,761
Goodwill acquired	—
Currency translation adjustments	(2,064)
Ending Balance	$440,697

Identified intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
March 31, 2022
Customer relationships	$80,834	$(18,863)	$61,971	8.1
Contractor relationships	535	(257)	278	6.8
Tradename	14,392	(1,393)	12,999	5.7
Technology	90,494	(20,395)	70,099	4.9
	$186,255	$(40,908)	$145,347

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2021
Customer relationships	$81,053	$(16,842)	$64,211	8.2
Contractor relationships	535	(247)	288	7.0
Trade name	14,435	(706)	13,729	5.8
Technology	90,464	(16,283)	74,181	5.0
	$186,487	$(34,078)	$152,409

Amortization expense related to intangible assets for the three months ended March 31, 2022 and 2021 was $6,186 and $1,928, respectively. Estimated future amortization expense of the identified intangible assets as of March 31, 2022, is as follows:

2022	$18,686
2023	24,887
2024	24,904
2025	24,887
2026	20,501
Thereafter	31,482
$145,347

9. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Employee compensation and benefits	$11,995	$21,572
Professional services	11,486	8,766
Earned contingent consideration	—	15,000
Provider services	4,543	5,473
Other	7,893	7,900
Total	$35,917	$58,711

10. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of March 31, 2022 and December 31, 2021.

Common Stock

The Company’s Amended and Restated Certificate of Incorporation which authorizes capital stock of 1,000,000,000 shares of Class A common stock, par value $0.01 per share, 100,000,000 shares of Class B common stock, par value $0.01 per share, and 200,000,000 shares of Class C common stock, par value $0.01 per share. Except for the rights noted below, each share of Class A, Class B and Class C common stock have the same rights, are equal in all respects and are treated by us as one class of shares. Each share of Class A and Class C common stock is entitled to one vote per share on all matters presented for a vote, except that Class C common stock does not have the right to vote for elections of directors. Subject to certain conditions, Class B common stock is collectively entitled to a number of votes equal to the product of (x) 1.0408163 and (y) the total number of votes that would be cast at such time by the holders of the Class A and Class C common stock and any other preferred stock entitled to vote under the certificate of incorporation at such time (resulting in the Class B common stock collectively holding 51% of the total outstanding voting power), and each share of Class B common stock will be entitled to a number of votes equal to the total number of votes held by all Class B common stock divided by the total number of then outstanding shares of Class B common stock. Shares of Class B and Class C common stock will be converted into shares of Class A common stock on a one-for-one basis upon the occurrence of certain events. Shares of Class B common stock will automatically convert on the first business day (i) after the date on which the outstanding shares of Class B common stock constitutes less than 5% of the aggregate number of shares of common stock then outstanding, (ii) after the date on which neither founder is serving as an executive officer or (iii) following seven years after the date the amended and restated certificate of incorporation becomes effective, provided that, such period may, to the extent permitted by law and applicable stock exchange rules, be extended for three years upon the affirmative vote of the holders of a majority of the voting power of the then-outstanding shares of Class A common stock entitled to vote thereon, voting separately as a class. Shares of Class C common stock will be convertible at the option of the holder upon determination that a Hart-Scott-Rodino Antitrust Improvements Act (“HSR”) filing is not necessary prior to the holder’s conversion of such shares or, if required, upon expiration or termination of the HSR waiting period.

In the three months ended March 31, 2022, no shares of Class B common stock were converted to Class A common stock. As of March 31, 2022, the par value of the Class A, Class B and Class C shares was $2,327, $275, and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	232,746,662	232,746,662
Class B	100,000,000	27,390,397	27,390,397
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	265,692,614	265,692,614

As of March 31, 2022 and December 31, 2021, the Company had reserved 74,582,176 and 61,989,749 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant, respectively.

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

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	15,893,755	$4.81	5.9	$23,876
Granted	—	$—
Forfeited	(230,636)	$6.10
Expired	—	$—
Exercised	(976,644)	$2.52
Outstanding as of March 31, 2022	14,686,475	4.86	5.7	$8,495
Vested and expected to vest as of December 31, 2021	15,395,398	$4.61	5.8	$23,752
Vested and expected to vest as of March 31, 2022	14,320,113	$4.74	5.6	$8,492
Options exercisable as of December 31, 2021	13,407,882	$4.38	5.5	$23,120
Options exercisable as of March 31, 2022	12,753,884	$4.56	5.4	$8,495

No options were granted in the three months ended March 31, 2022 and 2021.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	11,718,813	$19.63
Granted	8,136,360	4.23
Vested	(1,398,305)	11.22
Forfeited	(217,827)	11.62
Unvested as of March 31, 2022	18,239,041	$8.92

The total grant date fair value of RSU’s granted for the three months ended March 31, 2022 was $34,405. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the three months ended March 31, 2022 and 2021 was $6,598 and $22,288, respectively.

Restricted Stock Units with a Market Condition

In the first quarter of 2022 the Company granted performance-based market condition share awards to certain members of the Company’s management team, which entitle these employees the right to receive shares of common stock, upon achievement of certain market capitalization milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the service vesting conditions. The performance-based market condition share awards consists of six tranches with six separate specified award values that become payable upon achievement of certain market capitalization milestones, which can result in a vesting range of up to 9,545,814 shares. As of March 31, 2022 , the performance-based market conditions have not been met. These performance-based market condition share awards have service period of up to three years.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	—	$—
Granted	9,545,814	2.62
Effect of vesting multiplier	—	—
Vested	—	—
Cancelled/Forfeited	—	—
Unvested as of March 31, 2022	9,545,814	$2.62

The total grant-date fair value of performance-based market condition share awards granted during the three months ended March 31, 2022 was $24,978 million and no performance-based market condition share awards were granted during the quarter ended March 31, 2021.

The weighted average estimated fair value of the performance-based market condition share awards granted during the three months ended March 31, 2022 was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

Three Months Ended March 31,
2022
Risk-free rate	1.47%
Term to end of performance period (yrs)	3 years
Valuation date stock price	$3.91
Expected volatility	75%
Expected dividend yield	0%

2020 Employee Stock Purchase Plan

During the three months ended March 31, 2021, the Company had not issued any shares under the ESPP. During the three months ended March 31, 2022, the Company issued 425,114 shares under the ESPP. As of March 31, 2022 4,779,994 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$335	$389
Research and development	2,182	1,507
Selling and marketing	1,795	1,889
General and administrative	7,773	4,857
Total	$12,085	$8,642

As of March 31, 2022, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $113,184, which is expected to be recognized over a weighted-average period of 2.6 years.

11. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying customers against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies customers against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the customer. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through March 31, 2022 and December 31, 2021, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. The Company believes that these claims lack merit and intends to defend against them vigorously. As of March 31, 2022 and December 31, 2021, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

12. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three months ended March 31, 2022, the Company recognized an income tax benefit of $332, primarily due to foreign entities generated losses for the quarter. During the three ended March 31, 2021, the Company recorded income tax expense of $309, primarily due to estimated state and foreign income taxes related to equity awards issued in the first quarter.

13. Related-Party Transactions

Philips Holding USA, Inc.

Philips Holding USA, Inc. (“Philips”) was determined to be a related party through June 2021, because a member of the Company’s board of directors was the Business Leader of Philips Population Health Management. In the three months ended March 31, 2021 the Company recognized revenue of $900 from contracts with this customer.

Anthem Inc.

Anthem Inc. (“Anthem”) was determined to be a related party through February 2021, because a member of the Company’s board of directors served as the Vice President of Anthem. Prior to that director's departure from Anthem in February 2021 the Company recognized revenue of $7,218 from contracts with this customer.

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of March 31, 2022 and December 31, 2021, the Company held total deferred revenue of $447 and $456, respectively from contracts with this customer. As of March 31, 2022 and December 31, 2021, amounts due from Cleveland Clinic were $610 and $441, respectively.

During the three months ended March 31, 2022 and 2021, the Company recognized revenue of $760 and $251, respectively, from contracts with this customer.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the three months ended March 31, 2021, the Company made a capital contributed of $2,548, related to a portion of the phase one capital commitment. During the three months ended March 31, 2022 and 2021 the Company recognized revenue of $455 and $462 from contracts with this customer, respectively. As of March 31, 2022 and December 31, 2021, the Company held total deferred revenue of $1,071 and $1,426, respectively, from contracts with this customer. As of March 31, 2022 and December 31, 2021, amounts due from CCAW, JV LLC were $1,602 and $1,613.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(70,253)	$(39,805)
Net loss attributable to non-controlling interest	(216)	(617)
Net loss attributable to American Well Corporation	$(70,037)	$(39,188)
Denominator:
Weighted-average common shares outstanding —basic and diluted	268,002,110	243,544,647
Net loss per share attributable to common stockholders—basic and diluted	$(0.26)	$(0.16)

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

	Three Months Ended March 31,
	2022	2021
Unvested restricted stock units	15,008,289	5,096,970
Unvested performance market-based stock units	9,545,814	—
Options to purchase shares of common stock	14,686,475	19,543,112
	39,240,578	24,640,082

15. Subsequent Events

On April 13, 2022, the Company contributed an additional $1,960 investment in CCAW, JV LLC. There was no change in ownership percentage after the additional investment.

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
•
our ability to successfully launch our new Converge platform without significant cost overruns or disruptions to our business and our customers’ acceptance of this new platform;
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

The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K filed with the SEC on February 28, 2022 (the “Form 10-K”).

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances

Overview

We are a leading enterprise software company enabling digital delivery of care for healthcare’s key stakeholders. We empower our clients with the core technology and services necessary to successfully develop and distribute virtual care programs that meet their strategic, operational, financial and clinical objectives under their own brands. The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan, government, and innovator clients with the tools to enable new models of care for their patients and members. Our scalable technology integrates with our clients’ existing offerings and clinical workflows, spanning the continuum of care and enabling care delivery across a wide variety of clinical, retail, school and home settings. Our client-focused approach drives our success as one of the largest global digital healthcare enterprise software companies. As of December 31, 2021, we powered the digital care programs of over 55 health plans, which collectively represent more than 80 million covered lives, as well as approximately 150 of the nation’s largest health systems, encompassing more than 2,000 hospitals. Since inception, we have powered over 16.1 million telehealth visits for our clients, including more than 1.8 million in the three months ended March 31, 2022.

We believe Amwell makes this digital care transformation possible for the healthcare ecosystem. The Amwell teleheath platform ("Amwell Platform") enables virtual and automated care delivery across the full healthcare continuum – from primary and urgent care in the home to high acuity specialty consults, such as telestroke and telepsychiatry, in the hospital. We support both on-demand and scheduled consultations and offer pre-packaged care modules and programs that power over 100 unique use cases today. The Amwell Platform can be fully integrated into our clients’ patient/member portals and provider workflows. Providers can launch telehealth directly from their native EHRs, with seamless integration to their payer eligibility and claims systems. Providers, patients and members can access this care through a full range of Carepoints™, including via mobile, web, phone and our proprietary carts that support multi-way video, phone or secure messaging interactions. Through our recent acquisitions of Conversa Health, Inc. (“Conversa”) and SilverCloud Health Holdings, Inc (“SilverCloud”) (together, the “August 2021 Acquisitions”), we enable automated care touchpoints, support ongoing treatment and care through digital engagements, and escalate care when needed to a live clinician. As of March 31, 2022, approximately 98,500 of our clients’ providers use the Amwell Platform to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group (“AMG”), a nationwide network of clinical entities with over 6,500 multi-disciplinary providers covering 50 states with 24/7/365 coverage.

Converge™ is the latest version of the Amwell Platform and is designed to be reliable, flexible, scalable, secure and fully integrated with other healthcare software systems. Converge offers state-of-the-art data architecture and video capabilities, flexibility and scalability, and a user experience focused on the needs of patients and providers. Converge has been designed from the ground up with the holistic understanding that the future care of any one patient will inevitably blend a mix of physical, digital, and automated experiences. The telehealth of today has grown to encompass hybrid care models, asynchronous and automated care, remote patient monitoring, patient and provider engagement — and the flow of data that drives all of the above.

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

Total subscription fees received were $28.7 million and $24.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

Health Plans

For our health plan clients, the Amwell Platform functions to provide better access to care, better coordination of care and the ability to direct care referrals to providers owned or affiliated with the respective health plan. All of these functions lower the overall cost of care for health plan clients: improved population access to needed services reduces unneeded Emergency Department usage and better coordination of care can improve outcomes and lower the overall cost of care. Currently, our typical health plan contract includes a recurring subscription fee based on the number of members who have access to the Amwell Platform plus additional subscription fees associated with the various programs we offer the health plan.

Our health plan clients mainly purchase clinical services for their members through AMG. They may also maintain relationships with other in network provider organizations to deliver care on the Amwell Platform on their behalf. These visit consultations are charged on a fee-for-service basis and range in price based on the type of consultation and the specialty of the provider.

Innovators

Amwell has a number of unique customers that use our Platform in various ways to support their products. For example, we support: (i) Philips’ sleep apnea products and programs, (ii) a joint-venture with Cleveland Clinic and Amwell, (iii) Meuhedet’s advanced, hybrid-virtual international health plan. (iv) in the future, we plan to deliver virtual care capabilities delivered through Converge to LG devices and peripheral technologies within the walls of hospitals.

Our contracts with our innovator customers vary from simple subscription fee-only contracts, where an innovator customer embeds our technology within their product, to broad subscription fee and services contracts that resemble a blend of our health system and health plan profile contracts.

Visits

Amwell’s clinical affiliate AMG has built a network of over 6,500 providers who are registered and credentialed to deliver care on the Amwell Platform. This clinical network is designed and operated in a way that allows us to meet the aggregate visit demand requirements of our health plan and health system clients, spanning a broad mix of specialties including, for example, internal medicine, Family Medicine, Psychiatry, Gynecology, Anesthesiology, Nutritionist, Sleep Medicine, Pain Management, Psychology, Pulmonology, Urology, Health Coach, Orthopedic Surgery, Case Manager, Emergency Medicine, Gastroenterology, Nephrology, Pediatrician, Lactation Consultant, Social Worker, Vascular Surgery.

AMG earns fee-for-service revenue for each episode of care delivered on the Amwell Platform by its providers with fees varying by physician specialty or clinical program. These clinical fees vary significantly from $59 to more than $800 per consultation or case based on the specialty and may require an additional module subscription, as in the case of telepsychiatry.

Fees received from AMG-related visits were $30.7 million and $27.8 million for the three months ended March 31, 2022 and 2021, respectively.

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

Fees received from the provision of services and Carepoints were $4.8 million and $5.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

We continue to experience these levels of telehealth adoption and usage of our Platform and products. In the three months ended March 31, 2021, our clients completed a total of 1.6 million visits on the Amwell Platform, while in the three months ended March 31, 2022 1.8 million visits were completed. AMG providers accounted for 22% of total visits performed versus 20% of total visits performed on the Amwell Platform during the three months ended March 31, 2022 and 2021, respectively. We demonstrated that virtual care goes beyond urgent care pandemic needs through the increase in scheduled visits. Scheduled visits increased to 1.3 million from 1.1 million during the three months ended March 31, 2022 and 2021, respectively.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Customer Providers
March 31, 2022	1,775,000	78%
December 31, 2021	1,525,000	75%
September 30, 2021	1,425,000	75%
June 30, 2021	1,300,000	75%
March 31, 2021	1,575,000	80%
December 31, 2020	1,550,000	75%

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

•
the number of modules and use cases deployed within health systems
•
the adoption of telehealth by providers across the spectrum of care
•
the expansion of modules and programs through acquisitions, including Conversa Health and SilverCloud
•
the number of programs offered through health plans
•
the continued improvement in the regulatory environment for telehealth, including reimbursement for telehealth services
•
the ongoing consumerization of healthcare

We continued to experience growth in core Active Providers in the current quarter, in which approximately 10,500 Active Providers were added to the Amwell Platform all coming from our Health System and Health Plan customers.

Total Active Providers
Quarter Ended	Total Active Providers	Customer Providers	AMG
March 31, 2022	102,000	98,500	3,500
December 31, 2021	91,500	88,000	3,500
September 30, 2021	80,000	76,000	4,000
June 30, 2021	71,000	67,000	4,000
March 31, 2021	81,000	76,000	5,000
December 31, 2020	72,000	68,000	4,000

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

Seasonality

Visit volumes typically follow the annual flu season, rising during quarter four and quarter one and falling in the summer months. COVID-19 has altered these historical trends as the precautions being taken to prevent the spread of COVID-19 have essentially flattened the spike traditionally experienced related to the flu season. The future impact of COVID-19 on seasonality is unknown as there could be additional surges and demand on telehealth visits. While we sell to and implement our solutions to clients year-round, we experience some seasonality in terms of when we enter into agreements with our clients and when we launch our solutions to members.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) public offering expenses, (vi) litigation expenses related to the defense of our patents in the patent infringement claim filed by Teladoc and (vii) other items affecting our results that we do not view as representative of our ongoing operations, including noncash compensation costs incurred by selling shareholders and adjustments made to the contingent consideration.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(70,253)	$(39,805)
Add:
Depreciation and amortization	6,598	2,506
Interest income and other (expense) income, net	(108)	(61)
Benefit (Expense) from income taxes	(332)	309
Stock-based compensation	12,085	8,642
Public offering expenses(1)	—	1,223
Noncash expenses and contingent consideration adjustments(2)	3,737	—
Litigation expense	1,138	739
Adjusted EBITDA	$(47,135)	$(26,447)

(1)
Public offering expenses include non-recurring expenses incurred in relation to our secondary offering for the three months ended March 31, 2021.
(2)
Noncash expenses and contingent consideration adjustments include, noncash compensation costs incurred by selling shareholders and adjustments made to the contingent consideration.

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. Our public offering expenses, including legal, accounting and other professional expenses, reflect cash expenditures and we expect such expenditures to recur from time to time. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to loss before benefit from income taxes, net loss, earnings per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

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

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. Due to the quarantine and isolation strategies employed by governmental authorities, health systems and health plans to deal with the COVID-19 pandemic, a significant portion of healthcare was forced to be delivered virtually. Our health plan and health system customers believe that overall utilization of telemedicine and care delivered virtually will continue to increase during and after the COVID-19 crisis. By partnering with our customers during the crisis, we understand the increased volume and additional types of care they intend to deliver virtually on the Amwell Platform. We originally expected this increase in volume, evolution and advancement of telemedicine usage to occur over the next few years but we have now adjusted our research and development strategies to match the views of our customer partners, thus accelerating the expansion of our Platform volume capacity and the development of additional functionality through new programs and modules. We have also expanded the use of offshore resources to provide more efficient rates which are designed to offset the increased research and development spend. While an increase in the research and development expense is expected in the near-term future periods, the corresponding future revenue growth is expected to result in lower expenses as a percentage of revenue. Further, while we expect to see an increase in research and development expense during the next several quarters, this expense represents an investment in a more scalable and economically beneficial solution. We believe the temporary increase will properly position the Company to benefit in the long term.

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

We expect our general and administrative expenses to increase for the foreseeable future as we continue to grow our business. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the next several years. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three months ended March 31, 2022 and 2021 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change	%
Revenue	$64,232	$57,599	$6,633	12%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	36,765	35,705	1,060	3%
Research and development	37,481	23,040	14,441	63%
Sales and marketing	21,154	13,732	7,422	54%
General and administrative	32,716	21,354	11,362	53%
Depreciation and amortization expense	6,598	2,506	4,092	163%
Total costs and operating expenses	134,714	96,337	38,377	40%
Loss from operations	(70,482)	(38,738)	(31,744)	82%
Interest income and other income (expense), net	108	61	47	77%
Loss before expense from income taxes and loss from equity method investment	(70,374)	(38,677)	(31,697)	82%
Benefit (Expense) from income taxes	332	(309)	641	(207)%
Loss from equity method investment	(211)	(819)	608	(74)%
Net loss	(70,253)	(39,805)	(30,448)	76%
Net loss attributable to non-controlling interest	(216)	(617)	401	(65)%
Net loss attributable to American Well Corporation	$(70,037)	$(39,188)	$(30,849)	79%

Revenue

For the three months ended March 31, 2022, subscription revenue increased by $4.1 million. This was a result of new customers subscribing to the Amwell Platform and existing customers expanding their use of the Amwell Platform. In addition, visit revenue increased by $2.9 million due to increased visit volume in both urgent care, with the Omicron variant, and behavioral health.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended March 31, 2022, the increase in cost of revenue was primarily due to an increase of $1.0 million related to employee-related costs due to increased headcount.

Research and Development Expenses

For the three months ended March 31, 2022, the increase in research and development expense was primarily driven by an increase of $10.4 million in consulting services for Converge and $3.1 million in employee-related costs (inclusive of stock compensation expense) due to increased headcount.

Sales and Marketing Expenses

For the three months ended March 31, 2022, the increase in sales and marketing expense primarily consisted of $3.3 million in employee-related costs (inclusive of commissions and stock compensation expense) due to increased headcount. There was also an increase in marketing expenses of $1.9 million related to conferences that did not occur in the prior year and consulting expense of $1.0 million.

General and Administrative Expenses

For the three months ended March 31, 2022, the increase in general and administrative expense was driven by an increase related to employee-related costs (inclusive of $2.9 million of stock compensation expense) of approximately $7.0 million, due to headcount increase and additional equity awards granted in March 2022. There was also a $1.5 million increase in system costs to enhance administrative processing and accretion recorded of $1.7 million related to the Conversa and SilverCloud revenue earnouts.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three months ended March 31, 2022. Amortization expense increased by $4.3 million for the three months ended March 31, 2022. The increase in amortization was related to the intangible assets acquired in 2021.

Interest Income and Other (Expense) Income, net

For the three months ended March 31, 2022 and March 31, 2021, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax benefit was $0.3 million for the three months ended March 31, 2022, compared to income tax expense of $0.3 million for the three months ended March 31, 2021.

Loss from Equity Method Investment

The Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via telehealth. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investments in CCAW, JV LLC using the equity method of accounting. During the three months ended March 31, 2022 and 2021, the Company recognized a loss of $0.2 million and $0.8 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2022	2021
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(62,191)	$(41,139)
Net cash used in investing activities	(499,291)	(2,696)
Net cash provided by financing activities	(7,753)	(1,699)
Total	$(569,235)	$(45,534)

Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $674.9 million and $746.4 million as of March 31, 2022 and December 31, 2021, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $70.5 million and a net loss of $70.3 million for the three months ended March 31, 2022 and had an accumulated deficit of $881.3 million as of March 31, 2022.

The Company has no debt as of March 31, 2022 or December 31, 2021 and expects to generate operating losses in future years.

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

Three months ended March 31, 2022, vs. three months ended March 31, 2021

Cash Used in Operating Activities

For the three months ended March 31, 2022, cash used in operating activities was $62.2 million. The primary driver of this use of cash was our net loss of $70.3 million. The net loss for the year was reflective of the investments made back into the Company (from a technology perspective), partially offset by the overall growth of our business including an increase in new clients and expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $20.8 million (primarily stock-based compensation of $12.1 million and depreciation and amortization of $6.6 million).

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

Cash Used in Investing Activities

Cash used in investing activities was $499.3 million for the three months ended March 31, 2022. Cash used in investing activities consisted of $0.1 million in the purchases of property and equipment and purchases of short-term investments of $499.2 million.

Cash used in investing activities was $2.7 million for the three months ended March 31, 2021. Cash provided by investing activities consisted of a $2.5 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic and $0.1 million in the purchases of property and equipment.

Cash Used in Financing Activities

Cash used in financing activities for the three months ended March 31, 2022, was $7.8 million. Cash used in financing activities consisted of $11.8 million related to the payment of the Conversa integration earnout offset by $4.0 million of proceeds from the exercise of employee stock options and employee stock purchase plan.

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

Contractual Obligations and Commitments

As of March 31, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements in our Form 10-K and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended March 31, 2022.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $176.9 million, and $746.4 million as of March 31, 2022 and December 31, 2021, respectively. The Company also held investments totaling 498.0 million and $0.0 million as of March 31, 2022 and December 31, 2021, respectively. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from customer arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of March 31, 2022 and December 31, 2021, we had four foreign subsidiaries with functional currencies of the Euro, British pound, Australian dollars and New Israeli Shekel. As of March 31, 2021 the Company had one foreign subsidiary in Israel, the functional currency of that subsidiary is the U.S. dollar, and Company had a branch with a functional currency of the New Israeli Shekel. The activity for these entities in the three months ended March 31, 2022 and 2021 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Item 4. Controls and Procedures

Managements Report on Internal Control over Financial Reporting

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 14, 2020, we received a letter from Teladoc Health, Inc. alleging that certain of our cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. While we can provide no guarantees about the outcome of this dispute, we believe that these claims lack merit and we intend to defend against them vigorously. Moreover, even if we were found to infringe upon any valid claim of these patents, our revenues from the Carepoints products approximated 4% of our revenues in 2021. See “Item 1A. Risk Factors—Risks Related to Intellectual Property—Third parties may challenge the validity of our patents and trademarks, or oppose our patent and trademark applications. We may not be able to obtain and enforce additional patents to protect our proprietary rights from use by potential competitors. Companies with other patents could require us to stop using or pay to use required technology” and “Item 1A. Risk Factors—Risks Related to Intellectual Property—We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights” in our Form 10-K.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended March 31, 2022.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	—	$—	—	—
February 1 to February 28	—	—	—	—
March 1 to March 31	—	—	—	—
Total	—	$—	—	—

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

4.1*

Amendment 1 to Agreement and Plan of Merger by and among American Well Corporation, Conversa Health, Inc., Copernicus Merger Subsidiary Inc, Copernicus Merger Sister Subsidiary LLC, and Fortis Advisors LLC, as the Security Representative Named Herein, dated as of July 27, 2021.

10.1#*	Form of PSU Award Agreement

10.2#*	Amendment to the 2020 Employee Stock Purchase Plan

31.1*	Chief Executive Officers Certifications

31.2*	Chief Financial Officer Certification

32.1*	CEO Certification of Quarterly Report

32.2*	CFO Certifications of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	May 10, 2022	By:	/s/ Ido Schoenberg, MD
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Roy Schoenberg, MD, MPH
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Robert Shepardson
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2022	By:	/s/ Paul McNeice
Vice President of Accounting
(Principal Accounting Officer)