Form 10-Q
period 2022-06-30
American Well Corp
filed 2022-08-05
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 240,621,761, the number of shares of the registrant’s Class B common stock outstanding was 27,390,397 and the number of shares of the registrant’s Class C common stock outstanding was 5,555,555.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$257,189	$746,416
Investments	372,880	—
Accounts receivable ($82 and $2,054, from related parties and net of allowances of $1,452 and $1,809, respectively)	44,675	51,375
Inventories	7,921	7,530
Deferred contract acquisition costs	1,781	1,697
Prepaid expenses and other current assets	22,148	20,278
Total current assets	706,594	827,296
Restricted cash	795	795
Property and equipment, net	1,498	2,235
Goodwill	433,840	442,761
Intangible assets, net	136,434	152,409
Operating lease right-of-use asset	14,511	16,422
Deferred contract acquisition costs, net of current portion	2,202	2,028
Other assets	1,233	1,722
Investment in minority owned joint venture	1,366	168
Total assets	$1,298,473	$1,445,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,490	$12,156
Accrued expenses and other current liabilities	43,649	58,711
Operating lease liability, current	3,174	1,918
Deferred revenue ($867 and $1,860 from related parties, respectively)	63,971	68,841
Total current liabilities	116,284	141,626
Other long-term liabilities	3,677	5,136
Contingent consideration liabilities, net of current portion	—	16,450
Operating lease liability, net of current portion	12,842	14,694
Deferred revenue, net of current portion ($16 and $22 from related parties, respectively)	4,777	7,055
Total liabilities	137,580	184,961
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and as of December 31, 2021	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 240,397,065 and 229,402,453 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 27,390,397 and 26,913,579 shares issued and outstanding, respectively; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of June 30, 2022 and as of December 31, 2021	2,734	2,620
Additional paid-in capital	2,108,576	2,054,275
Accumulated other comprehensive income	(20,845)	(6,353)
Accumulated deficit	(950,466)	(811,284)
Total American Well Corporation stockholders’ equity	1,139,999	1,239,258
Non-controlling interest	20,894	21,617
Total stockholders’ equity	1,160,893	1,260,875
Total liabilities and stockholders’ equity	$1,298,473	$1,445,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
( $1,163, $1,462, $2,377 and $3,089 from related parties, respectively)	$64,516	$60,217	$128,748	$117,816
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	36,497	33,889	$73,262	$69,594
Research and development	37,067	22,378	$74,548	$45,418
Sales and marketing	18,721	14,789	$39,875	$28,521
General and administrative	34,911	24,212	$67,627	$45,566
Depreciation and amortization expense	6,724	2,484	$13,322	$4,990
Total costs and operating expenses	133,920	97,752	268,634	194,089
Loss from operations	(69,404)	(37,535)	(139,886)	(76,273)
Interest income and other (expense) income, net	764	224	$872	$285
Loss before expense from income taxes and loss from equity method investment	(68,640)	(37,311)	(139,014)	(75,988)
Benefit (Expense) from income taxes	(461)	(103)	$(129)	$(412)
Loss from equity method investment	(551)	(722)	$(762)	$(1,541)
Net loss	(69,652)	(38,136)	(139,905)	(77,941)
Net loss attributable to non-controlling interest	(507)	(277)	$(723)	$(894)
Net loss attributable to American Well Corporation	$(69,145)	$(37,859)	$(139,182)	$(77,047)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.15)	$(0.51)	$(0.31)
Weighted-average common shares outstanding, basic and diluted	273,320,740	249,366,652	273,615,031	246,471,733
Net loss	$(69,652)	$(38,136)	$(139,905)	$(77,941)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale investments	(111)	(119)	(1,362)	(85)
Foreign currency translation	(10,179)	(20)	(13,130)	(72)
Comprehensive loss	(79,942)	(38,275)	(154,397)	(78,098)
Less: Comprehensive loss attributable to non-controlling interest	(507)	(277)	(723)	(894)
Comprehensive loss attributable to American Well Corporation	$(79,435)	$(37,998)	$(153,674)	$(77,204)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2022	261,871,587	$2,620	$2,054,275	$(6,353)	$(811,284)	$1,239,258	$21,617	$1,260,875
Exercise of common stock options	976,644	10	2,455	—	—	2,465	—	2,465
Vesting of restricted stock units	1,398,305	14	(14)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	425,114	4	1,497	—	—	1,501	—	1,501
Issuance of common stock related to Conversa earn-out settlement	1,020,964	10	4,288	—	—	4,298	—	4,298
Stock-based compensation expense	—	—	12,085	—	—	12,085	—	12,085
Capital contributed by selling shareholders of acquired businesses	—	—	2,019	—	—	2,019	—	2,019
Currency translation adjustment	—	—	—	(2,951)	—	(2,951)	—	(2,951)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(1,251)	—	(1,251)	—	(1,251)
Net loss	—	—	—	—	(70,037)	(70,037)	(216)	(70,253)
Balances as of March 31, 2022	265,692,614	2,658	2,076,605	(10,555)	(881,321)	1,187,387	21,401	1,208,788
Exercise of common stock options	1,083,571	10	1,916	—	—	1,926	—	1,926
Vesting of restricted stock units	1,606,976	16	(16)	—	—	—	—	—
Issuance of common stock related to SilverCloud earn-out settlement	4,959,856	50	12,895	—	—	12,945	—	12,945
Receipt of Section 16(b) disgorgement	—	—	295	—	—	295	—	295
Stock-based compensation expense	—	—	14,907	—	—	14,907	—	14,907
Capital contributed by selling shareholders of acquired businesses	—	—	1,974	—	—	1,974	—	1,974
Currency translation adjustment	—	—	—	(10,179)	—	(10,179)	—	(10,179)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(111)	—	(111)	—	(111)
Net loss	—	—	—	—	(69,145)	(69,145)	(507)	(69,652)
Balances as of June 30, 2022	273,343,017	$2,734	$2,108,576	$(20,845)	$(950,466)	$1,139,999	$20,894	$1,160,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2021	235,604,105	2,357	$(37,568)	1,841,405	$297	$(582,359)	$1,224,132	$22,065	$1,246,197
Exercise of common stock options	3,474,375	34	—	10,096	—	—	10,130	—	10,130
Vesting of restricted stock units	853,842	9	—	(9)	—	—	—	—	—
Retirement of treasury stock purchased in 2020	—	—	37,568	(15)	—	(37,553)	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	(402,060)	(4)	—	4	—	(9,771)	(9,771)	—	(9,771)
Stock-based compensation expense	—	—	—	8,642	—	—	8,642	—	8,642
Currency translation adjustment	—	—	—	—	(52)	—	(52)	—	(52)
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	34	—	34	—	34
Net loss	—	—	—	—	—	(39,188)	(39,188)	(617)	(39,805)
Balances as of March 31, 2021	239,530,262	2,396	—	1,860,123	279	(668,871)	1,193,927	21,448	1,215,375
Exercise of common stock options	1,812,491	18	—	6,656	—	—	6,674	—	6,674
Vesting of restricted stock units	844,900	9	—	(9)	—	—	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	(68,750)	(1)	—	1	—	(1,857)	(1,857)	—	(1,857)
Stock-based compensation expense	—	—	—	10,726	—	—	10,726	—	10,726
Currency translation adjustment	—	—	—	—	(20)	—	(20)	—	(20)
Unrealized gains on available-for-sale securities, net of tax	—	—	—	—	(119)	—	(119)	—	(119)
Net loss	—	—	—	—	—	(37,859)	(37,859)	(277)	(38,136)
Balances as of June 30, 2021	242,118,903	$2,422	$-	$1,877,497	$140	$(708,587)	$1,171,472	$21,171	$1,192,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(139,905)	$(77,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,132	4,990
Provisions for credit losses	(308)	(57)
Amortization of deferred contract acquisition costs	847	731
Amortization of deferred contract fulfillment costs	288	351
Noncash compensation costs incurred by selling shareholders	3,993	—
Stock-based compensation expense	27,598	19,368
Loss on equity method investment	762	1,541
Deferred income taxes	(1,164)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	5,763	9,809
Inventories	(391)	199
Deferred contract acquisition costs	(1,135)	(618)
Prepaid expenses and other current assets	(1,714)	284
Other assets	489	184
Accounts payable	(6,525)	(624)
Accrued expenses and other current liabilities	(490)	(16,063)
Other long-term liabilities	(15)	(38)
Deferred revenue	(6,624)	(9,506)
Net cash used in operating activities	(105,399)	(67,390)
Cash flows from investing activities:
Purchases of property and equipment	(58)	(283)
Investment in less than majority owned joint venture	(1,960)	(2,548)
Purchases of investments	(499,223)	—
Proceeds from sales and maturities of investments	124,981	100,000
Net cash used in and provided by investing activities	(376,260)	97,169
Cash flows from financing activities:
Proceeds from exercise of common stock options	4,465	16,733
Proceeds from employee stock purchase plan	1,501	—
Payments for the purchase of treasury stock	—	(11,628)
Payment of deferred offering costs	—	(1,613)
Proceeds from Section 16(b) disgorgement	295
Payment of contingent consideration	(11,790)	—
Net cash used in and provided by financing activities	(5,529)	3,492
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(2,039)	—
Net decrease in cash, cash equivalents, and restricted cash	(489,227)	33,271
Cash, cash equivalents, and restricted cash at beginning of period	747,211	942,711
Cash, cash equivalents, and restricted cash at end of period	$257,984	$975,982
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	257,189	975,187
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$257,984	$975,982
Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$13	$955
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in settlement of earnout	$17,243	$—
Receivable related to exercise of common stock options	$—	$71

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

Liquidity and Capital Resources

The Company expects that its cash, cash equivalents and investments balance as of June 30, 2022 of $630,069 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2021, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s the financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of results for the full 2022 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $26,879 and $1,508, respectively, as of June 30, 2022 and $29,770 and $1,485, respectively as of December 31, 2021.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $17,400 and $17,585 for the three ended June 30, 2022 and 2021, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended June 30, 2022 and 2021. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $35,792 and $35,154 for the six months ended June 30, 2022 and 2021, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the six months ended June 30, 2022 and 2021

Investment in Minority Owned Joint Venture

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

For the three months ended June 30, 2022 and 2021, the Company recognized a loss of $551 and $722 as its proportionate share of the joint venture’s results of operations, respectively. For the six months ended June 30, 2022 and 2021, the Company recognized a loss of $762 and $1,541, respectively. Accordingly, the carrying value of the equity method investment as of June 30, 2022 and December 31, 2021 was $1,366 and $168, respectively.

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

The Company performs ongoing assessments and credit evaluations of its customers to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with customers. The Company has not experienced significant credit losses from its accounts receivable. As of June 30, 2022 and December 31, 2021, one customer accounted for 15% and 19% of outstanding accounts receivable, respectively.

During the three months ended June 30, 2022 and 2021, sales to one customer represented 24% and 25% of the Company’s total revenue, respectively. During the six months ended June 30, 2022 and 2021, sales to one customer (who was a related party during the 2021 period) represented 25% and 25% of the Company’s total revenue, respectively.

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

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform subscription	$29,592	$26,780	$58,283	$51,376
Visits	29,750	27,532	60,486	55,353
Other	5,174	5,905	9,979	11,087
Total Revenue	$64,516	$60,217	$128,748	$117,816

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

Changes in the allowance for credit losses were as follows:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Allowance for credit losses, beginning of the period	$1,809	$1,556
Provisions	(308)	714
Write-offs	(49)	(461)
Allowance for credit losses, end of the period	$1,452	$1,809

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer. The amount of unbilled accounts receivable included within accounts receivable on the consolidated balance sheet was $4,339 and $5,697 as of June 30, 2022 and December 31, 2021, respectively. The amount of unbilled accounts receivable included within other assets on the consolidated balance sheet was zero as of June 30, 2022 and $781as of December 31, 2021, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended June 30, 2022 and 2021, the Company recognized revenue of $16,845 and $21,238, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. For the six months ended June 30, 2022 and 2021, the Company recognized revenue of $39,992 and $39,146, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the six months ended June 30, 2022 and December 31, 2021 were as follows:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Total deferred revenue, beginning of the period	$75,896	$74,800
Additions	50,690	123,717
Recognized	(57,838)	(122,621)
Total deferred revenue, end of the period	$68,748	$75,896
Current deferred revenue	63,971	68,841
Non-current deferred revenue	4,777	7,055
Total	$68,748	$75,896

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $192,836 and $219,893, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the June 30, 2022 amount, the Company expects to recognize 45% of the transaction price in the 12 month period ended June 30, 2023, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $507 and $277 for the three months ended June 30, 2022 and 2021, respectively. The proportionate share of the loss attributed to the non-controlling interest amounted to $723 and $894 for the six months ended June 30, 2022 and 2021, respectively.

The carrying value of the non-controlling interest was $20,894 and $21,617 as of June 30, 2022 and December 31, 2021, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$167,560	$—	$—	$167,560
U.S government securities	—	372,880	—	$372,880
Total financial assets:	$167,560	$372,880	$—	$540,440

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$671,107	$—	$—	$671,107
Total financial assets:	$671,107	$—	$—	$671,107
Contingent consideration	$—	$—	$16,450	$16,450
Total financial liabilities:	$—	$—	$16,450	$16,450

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

The Company has classified its net liability for contingent earnout considerations relating to the Acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included the Monte Carlo method that uses key assumptions to model future revenue and costs of goods sold projections. A description of the Acquisitions is included within Note 7. The contingent earnout payments for each acquisition are based on the achievement of certain revenue thresholds. During the six months ended June 30, 2022 the fair value of the contingent earnout consideration decreased due to the Company signing an amendment to the agreement accelerating the determination of the Conversa revenue earn-out as of March 31, 2022 that resulted in the issuance of 1,020,964 shares of Class A Common Stock, and signing an amendment to the agreement accelerating the determination of the SilverCloud revenue earn-out as of May 11, 2022 that resulted in the issuance of 4,959,856 shares of Class A Common Stock, which resulted in a net accretion to the contingent considerations of $793.

Six Months Ended June 30, 2022
Beginning Balance as of January 1	$16,450
Accretion of contingent consideration	793
Fair value adjustment	—
Earned amount issued to shareholders in Class A Common Stock	(17,243)
Ending Balance	$—

During the six months ended June 30, 2022, there were no transfers between fair value measurement levels.

6. Investments

As of June 30, 2022 and December 31, 2021, the fair value of the Company’s investments by type of security was as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$374,242	—	$(1,362)	$372,880
	$374,242	$—	$(1,362)	$372,880

December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$—	$—	$—	$—
	$—	$—	$—	$—

7. Business Combinations

On August 27, 2021, the Company completed the acquisition of SilverCloud through a merger in which SilverCloud became a wholly-owned subsidiary of the Company. The cash consideration paid was $105,195 net of cash acquired of $12,239. The stock consideration was comprised of 8.1 million shares of the Company’s Class A common stock valued at $85,571, and escrow share consideration of $6,376. SilverCloud is a leading digital mental health platform. The Company is obligated to pay an earn-out of up to $40,000 contingent upon SilverCloud achieving certain revenue thresholds for the year ending December 31, 2022. The Company estimated the fair value of the contingent consideration as of the acquisition date to be $29,360. The contingent consideration is subject to remeasurement at each reporting date until December 31, 2022, with the remeasurement adjustment reported in the consolidated statement of operations and comprehensive loss. The Company signed an amendment to the agreement accelerating the determination of the SilverCloud revenue earn-out as of May 11, 2022, which resulted in the issuance of 4,959,856 shares of Class A Common Stock. The acquisition was considered a stock acquisition for tax purposes and accordingly, the goodwill resulting from this acquisition is not tax deductible. The total acquisition related costs were $4,854 which included transaction costs from financial and legal advisors and other transaction related fees and were recognized as incurred in the Company’s consolidated statement of operations and comprehensive loss in general and administrative expenses.

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

The following are the identifiable intangible assets acquired in the Acquisitions and their respective weighted average useful lives, as determined based on initial valuations. The estimated fair value of the Technology and Tradename was determined using a relief from royalty method and the estimated fair value of the Customer relationships was determined using the excess earnings method:

	SilverCloud	Weighted Average Life (Years)	Conversa Health	Weighted Average Life (Years)
Technology	$34,996	5.0	$20,400	5.0
Tradename	10,800	7.0	4,200	5.0
Customer relationships	32,350	10.0	10,100	10.0
Total	$78,146		$34,700

8. Goodwill and Intangible Assets

Goodwill consisted of the following:

Six Months Ended June 30, 2022
Beginning Balance as of January 1	$442,761
Goodwill acquired	—
Currency translation adjustments	(8,921)
Ending Balance	$433,840

Identified intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
June 30, 2022
Customer relationships	$80,201	$(20,852)	$59,349	7.9
Contractor relationships	535	(268)	267	6.5
Tradename	13,688	(1,781)	11,907	5.5
Technology	88,575	(23,664)	64,911	4.7
	$182,999	$(46,565)	$136,434

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2021
Customer relationships	$81,053	$(16,842)	$64,211	8.2
Contractor relationships	535	(247)	288	7.0
Trade name	14,435	(706)	13,729	5.8
Technology	90,464	(16,283)	74,181	5.0
	$186,487	$(34,078)	$152,409

Amortization expense related to intangible assets for the three months ended June 30, 2022 and 2021 was $6,328 and $1,928, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2022 and 2021 was $12,514 and $3,856, respectively. Estimated future amortization expense of the identified intangible assets as of June 30, 2022, is as follows:

2022	$12,205
2023	24,361
2024	24,377
2025	24,361
2026	20,102
Thereafter	31,028
$136,434

9. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Employee compensation and benefits	$15,876	$21,572
Professional services	14,983	8,766
Earned contingent consideration	—	15,000
Provider services	4,483	5,473
Other	8,307	7,900
Total	$43,649	$58,711

10. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of June 30, 2022 and December 31, 2021.

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

In the three and six months ended June 30, 2022, no shares of Class B common stock were converted to Class A common stock. As of June 30, 2022, the par value of the Class A, Class B and Class C shares was $2,403, $275, and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	240,397,065	240,397,065
Class B	100,000,000	27,390,397	27,390,397
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	273,343,017	273,343,017

As of June 30, 2022 and December 31, 2021, the Company had reserved 74,437,861 and 61,989,749 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant, respectively.

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

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	15,893,755	$4.81	5.9	$23,876
Granted	—	$—
Forfeited	(953,627)	$6.64
Expired	(49,542)	$5.63
Exercised	(2,060,215)	$2.13
Outstanding as of June 30, 2022	12,830,371	4.81	5.8	$6,198
Vested and expected to vest as of December 31, 2021	15,395,398	$4.61	5.8	$23,752
Vested and expected to vest as of June 30, 2022	12,630,154	$4.91	5.7	$6,194
Options exercisable as of December 31, 2021	13,407,882	$4.38	5.5	$23,120
Options exercisable as of June 30, 2022	11,634,556	$4.82	5.6	$6,198

No options were granted in the six months ended June 30, 2022 and 2021.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	11,718,813	$19.63
Granted	10,622,982	4.09
Vested	(3,005,281)	12.55
Forfeited	(1,787,601)	9.04
Unvested as of June 30, 2022	17,548,913	$7.75

The total grant date fair value of RSU’s granted for the six months ended June 30, 2022 was $43,456. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the six months ended June 30, 2022 and 2021 was $13,180 and $35,223, respectively.

Restricted Stock Units with a Market Condition

In the six months ended June 30, 2022 the Company granted performance-based market condition share awards to certain members of the Company’s management team, which entitle these employees with the right to receive shares of common stock, upon achievement of certain market capitalization milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the applicable service vesting conditions. The performance-based market condition share awards for management (other than the co-CEOs) consist of six tranches with six separate specified award values that become payable upon achievement of certain market capitalization milestones, which can result in a vesting range of up to 10,423,674 shares. Also in 2022 the Company granted performance-based market condition share awards to the co-CEOs, which entitle these employees with the right to receive shares of common stock, upon achievement of certain market capitalization milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the applicable service vesting conditions. The performance-based market condition share awards for the co-CEOs consist of eight tranches with eight separate specified award values that become payable upon achievement of certain market capitalization milestones (subject to specified vesting caps during each of the first two years of the performance period), which can result in a vesting range of up to 7,500,000 shares for each co-CEO. As of June 30, 2022, the performance-based market conditions for the awards to management and the co-CEOs have not been met. These performance-based market condition share awards have a performance period of three years.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	—	$—
Granted	25,423,674	2.21
Vested	—	—
Cancelled/Forfeited	(1,568,889)	2.62
Unvested as of June 30, 2022	23,854,785	$2.18

The total grant-date fair value of performance-based market condition share awards granted during the six months ended June 30, 2022 was $56,109 million and no performance-based market condition share awards were granted during the six months ended June 30, 2021.

The weighted average estimated fair value of the performance-based market condition share awards granted during the six months ended June 30, 2022 was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

Six Months Ended June 30,
2022
Risk-free rate	2.28%
Term to end of performance period (yrs)	3 years
Valuation date stock price	$3.43
Expected volatility	75%
Expected dividend yield	0%

2020 Employee Stock Purchase Plan

During the six months ended June 30, 2021, the Company had not issued any shares under the ESPP. During the six months ended June 30, 2022, the Company issued 425,114 shares under the ESPP. As of June 30, 2022 4,779,994 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$426	$521	$761	$910
Research and development	2,699	2,171	4,881	3,678
Selling and marketing	1,304	2,100	3,099	3,989
General and administrative	10,478	5,934	18,251	10,791
Total	$14,907	$10,726	$26,992	$19,368

As of June 30, 2022, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $116,818, which is expected to be recognized over a weighted-average period of 2.6 years.

11. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying customers against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies customers against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the customer. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through June 30, 2022 and December 31, 2021, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. ("Teladoc") alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc filed a claim against the Company related to these allegations. On June 30, 2022, the claim was dismissed pursuant to a confidential settlement between the parties. As of June 30, 2022 and December 31, 2021, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

12. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and six months ended June 30, 2022, the Company recognized an income tax expense of $461 and $129, primarily due to state and foreign income tax. During the three and six months ended June 30, 2021, the Company recorded income tax expense of $103 and $412, primarily due to estimated state and foreign income taxes.

13. Related-Party Transactions

Philips Holding USA, Inc.

Philips Holding USA, Inc. (“Philips”) was determined to be a related party through June 2021, because a member of the Company’s board of directors was the Business Leader of Philips Population Health Management. In the three and six months ended June 30, 2021 the Company recognized revenue of $758 and 1,658, respectively from contracts with this customer.

Anthem Inc.

Anthem Inc. (“Anthem”) was determined to be a related party through February 2021, because a member of the Company’s board of directors served as the Vice President of Anthem. Prior to that director's departure from Anthem in February 2021 the Company recognized revenue of $7,218 from contracts with this customer.

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of June 30, 2022 and December 31, 2021, the Company held total deferred revenue of $261 and $456, respectively from contracts with this customer. As of June 30, 2022 and December 31, 2021, amounts due from Cleveland Clinic were $82 and $441, respectively.

During the three months ended June 30, 2022 and 2021, the Company recognized revenue of $694 and $279, respectively, from contracts with this customer. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $1,454 and $530, respectively, from contracts with this customer.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the three months ended June 30, 2021, the Company made a capital contribution of $2,548, related to a portion of the phase one capital commitment. During the three months ended June 30, 2022 the Company made a capital contribution of $1,960 related to a portion of the phase one capital commitment.

During the three months ended June 30, 2022 and 2021 the Company recognized revenue of $469 and $412 from contracts with this customer, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized revenue of $923 and $874 from contracts with this customer, respectively.

As of June 30, 2022 and December 31, 2021, the Company held total deferred revenue of $622 and $1,426, respectively, from contracts with this customer. As of June 30, 2022 and December 31, 2021, amounts due from CCAW, JV LLC were zero and $1,613.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(69,652)	$(38,136)	$(139,905)	$(77,941)
Net loss attributable to non-controlling interest	(507)	(277)	(723)	(894)
Net loss attributable to American Well Corporation	$(69,145)	$(37,859)	$(139,182)	$(77,047)
Denominator:
Weighted-average common shares outstanding —basic and diluted	273,320,740	249,366,652	273,615,031	246,471,733
Net loss per share attributable to common stockholders—basic and diluted	$(0.25)	$(0.15)	$(0.51)	$(0.31)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested restricted stock units	14,856,621	7,724,006	14,856,621	7,724,006
Unvested performance market-based stock units	23,854,785	—	23,854,785	—
Options to purchase shares of common stock	12,830,371	17,562,754	12,830,371	17,562,754
	51,541,777	25,286,760	51,541,777	25,286,760

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

We are a leading enterprise software company enabling digital delivery of care for healthcare’s key stakeholders. We empower our clients with the core technology and services necessary to successfully develop and distribute virtual care programs that meet their strategic, operational, financial and clinical objectives under their own brands. The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan, government, and innovator clients with the tools to enable new models of care for their patients and members. Our scalable technology integrates with our clients’ existing offerings and clinical workflows, spanning the continuum of care and enabling care delivery across a wide variety of clinical, retail, school and home settings. Our client-focused approach drives our success as one of the largest global digital healthcare enterprise software companies. As of December 31, 2021, we powered the digital care programs of over 55 health plans, which collectively represent more than 80 million covered lives, as well as approximately 150 of the nation’s largest health systems, encompassing more than 2,000 hospitals. Since inception, we have powered over 17.7 million telehealth visits for our clients, including more than 3.3 million in the six months ended June 30, 2022.

We believe Amwell makes this digital care transformation possible for the healthcare ecosystem. The Amwell telehealth platform ("Amwell Platform") enables virtual and automated care delivery across the full healthcare continuum – from primary and urgent care in the home to high acuity specialty consults, such as telestroke and telepsychiatry, in the hospital. We support both on-demand and scheduled consultations and offer pre-packaged care modules and programs that power over 100 unique use cases today. The Amwell Platform can be fully integrated into our clients’ patient/member portals and provider workflows. Providers can launch telehealth directly from their native EHRs, with seamless integration to their payer eligibility and claims systems. Providers, patients and members can access this care through a full range of Carepoints™, including via mobile, web, phone and our proprietary carts that support multi-way video, phone or secure messaging interactions. Through our recent acquisitions of Conversa Health, Inc. (“Conversa”) and SilverCloud Health Holdings, Inc (“SilverCloud”) (together, the “August 2021 Acquisitions”), we enable automated care touchpoints, support ongoing treatment and care through digital engagements, and escalate care when needed to a live clinician. As of June 30, 2022, approximately 100,000 of our clients’ providers use the Amwell Platform to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group (“AMG”), a nationwide network of clinical entities with over 6,500 multi-disciplinary providers covering 50 states with 24/7/365 coverage.

Converge™ is the latest version of the Amwell Platform and is designed to be reliable, flexible, scalable, secure and fully integrated with other healthcare software systems. Converge offers state-of-the-art data architecture and video capabilities, flexibility and scalability, and a user experience focused on the needs of patients and providers. Converge has been designed from the ground up with the holistic understanding that the future care of any one patient will inevitably blend a mix of physical, digital, and automated experiences. The virtual care of today has grown to encompass hybrid care models, asynchronous and automated care, remote patient monitoring, patient and provider engagement — and the flow of data that drives all of the above.

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

Our Business Model

The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan and innovator partners with the tools to enable new models of care for their patients and members. We sell the Amwell Platform on a subscription basis, which with our modular platform architecture allows our clients to introduce innovative digital health use cases over time, expanding our subscription revenue opportunity. To support the Amwell Platform, we offer professional services on a fee-for-service basis and a range of patient and provider access Carepoints that support hospital and home use cases and access to AMG, our affiliated medical group that provides clinical services on a fee-for-service basis. The combination of the Platform, services and Carepoints allows our clients to deploy telehealth solutions across their full enterprise, deepening their relationships with existing and new patients and members through improved care access and coordination, cost, and quality. Our contracts are typically three years in length but may be longer for our largest strategic customer partners.

Total subscription fees received were $29.6 million and $26.8 million for the three months ended June 30, 2022 and 2021, respectively, and $58.3 million and $51.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

Health Plans

For our health plan clients, the Amwell Platform provides better access to care, better coordination of care and the ability to direct care referrals to providers owned or affiliated with the respective health plan. All of these functions lower the overall cost of care for health plan clients: improved population access to needed services reduces unneeded Emergency Department usage and better coordination of care can improve outcomes and lower the overall cost of care. Currently, our typical health plan contract includes a recurring subscription fee based on the number of members who have access to the Amwell Platform plus additional subscription fees associated with the various programs we offer the health plan.

Our health plan clients mainly purchase clinical services for their members through AMG. They may also maintain relationships with other in network provider organizations to deliver care on the Amwell Platform on their behalf. These visit consultations are charged on a fee-for-service basis and range in price based on the type of consultation and the specialty of the provider.

Innovators

Amwell has a number of unique customers that use our Platform in various ways to support their products. For example, we support: (i) Philips’ sleep apnea products and programs, (ii) a joint-venture with Cleveland Clinic and Amwell, (iii) Meuhedet’s advanced, hybrid-virtual international health plan and (iv) in the future, we plan to deliver virtual care capabilities delivered through Converge to LG devices and peripheral technologies within the walls of hospitals.

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

Fees received from AMG-related visits were $29.7 million and $27.5 million for the three months ended June 30, 2022 and 2021, respectively, and $60.5 million and $55.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

Fees received from the provision of services and Carepoints were $5.2 million and $5.9 million for the three months ended June 30, 2022 and 2021, respectively, and $10.0 million and $11.1 million for the six months ended June 30, 2022 and 2021, respectively.

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

We continue to experience these levels of telehealth adoption and usage of our Platform and products. In the six months ended June 30, 2022, our clients completed a total of 3.3 million visits on the Amwell Platform, while in the six months ended June 30, 2021 2.9 million visits were completed. AMG providers accounted for 23% of total visits performed on the Amwell Platform during the six months ended June 30, 2022 and 2021, respectively. We demonstrated that virtual care goes beyond urgent care pandemic needs through the increase in scheduled visits. Scheduled visits increased to 2.4 million from 2.1 million during the six months ended June 30, 2022 and 2021, respectively.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Customer Providers
June 30, 2022	1,525,000	76%
March 31, 2022	1,775,000	78%
December 31, 2021	1,525,000	75%
September 30, 2021	1,425,000	75%
June 30, 2021	1,300,000	75%
March 31, 2021	1,575,000	80%

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

We continued to experience growth in core Active Providers in the current quarter, in which approximately 12,000 Active Providers were added to the Amwell Platform all coming from our Health System and Health Plan customers.

Total Active Providers
Quarter Ended	Total Active Providers	Customer Providers	AMG
June 30, 2022	103,500	100,000	3,500
March 31, 2022	102,000	98,500	3,500
December 31, 2021	91,500	88,000	3,500
September 30, 2021	80,000	76,000	4,000
June 30, 2021	71,000	67,000	4,000
March 31, 2021	81,000	76,000	5,000

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) public offering expenses, (vi) acquisition-related expenses, (vii) litigation expenses related to the defense of our patents in the patent infringement claim filed by Teladoc and (viii) other items affecting our results that we do not view as representative of our ongoing operations, including noncash compensation costs incurred by selling shareholders and adjustments made to the contingent consideration.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(69,652)	$(38,136)	$(139,905)	$(77,941)
Add:
Depreciation and amortization	6,724	2,484	13,322	4,990
Interest income and other (expense) income, net	(764)	(224)	(872)	(285)
Benefit (Expense) from income taxes	461	103	129	412
Stock-based compensation	14,907	10,726	26,992	19,368
Public offering expenses(1)	—	—	—	1,223
Acquisition-related expenses	—	587	—	587
Noncash expenses and contingent consideration adjustments(2)	1,259	—	4,996	—
Litigation expense	4,261	808	5,399	1,547
Adjusted EBITDA	$(42,804)	$(23,652)	$(89,939)	$(50,099)

(1)
Public offering expenses include non-recurring expenses incurred in relation to our secondary offering for the six months ended June 30, 2021.
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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three and six months ended June 30, 2022 and 2021 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	Change	%	2022	2021	Change	%
Revenue	$64,516	$60,217	$4,299	7%	$128,748	$117,816	$10,932	9%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	36,497	33,889	2,608	8%	73,262	69,594	3,668	5%
Research and development	37,067	22,378	14,689	66%	74,548	45,418	29,130	64%
Sales and marketing	18,721	14,789	3,932	27%	39,875	28,521	11,354	40%
General and administrative	34,911	24,212	10,699	44%	67,627	45,566	22,061	48%
Depreciation and amortization expense	6,724	2,484	4,240	171%	13,322	4,990	8,332	167%
Total costs and operating expenses	133,920	97,752	36,168	37%	268,634	194,089	74,545	38%
Loss from operations	(69,404)	(37,535)	(31,869)	85%	(139,886)	(76,273)	(63,613)	83%
Interest income and other (expense) income, net	764	224	540	241%	872	285	587	206%
Loss before expense from income taxes and loss from equity method investment	(68,640)	(37,311)	(31,329)	84%	(139,014)	(75,988)	(63,026)	83%
Benefit (Expense) from income taxes	(461)	(103)	(358)	348%	(129)	(412)	283	(69)%
Loss from equity method investment	(551)	(722)	171	(24)%	(762)	(1,541)	779	(51)%
Net loss	(69,652)	(38,136)	(31,516)	83%	(139,905)	(77,941)	(61,964)	80%
Net loss attributable to non-controlling interest	(507)	(277)	(230)	83%	(723)	(894)	171	(19)%
Net loss attributable to American Well Corporation	$(69,145)	$(37,859)	$(31,286)	83%	$(139,182)	$(77,047)	$(62,135)	81%

Revenue

For the three months ended June 30, 2022, subscription revenue increased by $2.8 million. Subscription revenue increase was driven by the expanded use of the Amwell Platform by existing customers. In addition, visit revenue increased by $2.4 million due to increased visit volume in urgent care, primarily associated with the Omicron variant.

For the six months ended June 30, 2022, subscription revenue increased by $6.9 million. This was a result of new customers subscribing to the Amwell Platform and existing customers expanding their use of the Amwell Platform. In addition, visit revenue increased by $5.1 million due to increased visit volume in urgent care, primarily associated with the Omicron variant.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended June 30, 2022, the increase in cost of revenue was primarily due to an increase of $1.3 million related to employee-related costs due to increased headcount. There was also an increase in hardware costs of $0.4 million.

For the six months ended June 30, 2022, the increase in cost of revenue was primarily due to an increase of $2.2 million related to employee-related costs due to increased headcount. There was also an increase in provider costs of $0.7 million due to increased visits.

Research and Development Expenses

For the three months ended June 30, 2022, the increase in research and development expense was primarily driven by an increase of $9.9 million in consulting services for Converge and $4.0 million in employee-related costs (inclusive of stock compensation expense) due to increased headcount.

For the six months ended June 30, 2022, the increase in research and development expense was primarily driven by an increase of $20.3 million in consulting services for Converge and $7.1 million in employee-related costs (inclusive of stock compensation expense) due to increased headcount.

Sales and Marketing Expenses

For the three months ended June 30, 2022, the increase in sales and marketing expense primarily consisted of $2.0 million in employee-related costs (inclusive of commissions and stock compensation expense) due to increased headcount. There was also an increase of $0.7 million related to company meetings that did not occur in the prior year and consulting expense of $0.8 million mainly related to marketing campaigns and services for system integration.

For the six months ended June 30, 2022, the increase in sales and marketing expense primarily consisted of $5.2 million in employee-related costs (inclusive of commissions and stock compensation expense) due to increased headcount. There was also an increase in marketing expenses of $2.1 million related to conferences and an increase of $1.1 million related to company meetings that did not occur in the prior year. In addition there was an increase in consulting expense of $1.9 million mainly related to marketing campaigns and services for system integration.

General and Administrative Expenses

For the three months ended June 30, 2022, the increase in general and administrative expense was driven by an increase related to employee-related costs (inclusive of $4.5 million of stock compensation expense) of approximately $7.4 million, due to additional equity awards granted in 2022 and headcount increase. There was also a $3.8 million increase in legal costs mainly due to the fees paid for the Teladoc litigation.

For the six months ended June 30, 2022, the increase in general and administrative expense was driven by an increase related to employee-related costs (inclusive of $7.5 million of stock compensation expense) of approximately $14.4 million, due to additional equity awards granted in March and May 2022 and headcount increase. There was also a $3.5 million increase in legal costs mainly due to the fees paid for the Teladoc litigation. There was an increase of $1.8 million in system costs to enhance administrative processing. In addition, there was an increase in contingent consideration adjustments recorded of $1.0 million related to the Conversa and SilverCloud revenue earnouts.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three months ended June 30, 2022. Amortization expense increased by $4.4 million for the three months ended June 30, 2022. The increase in amortization was related to the intangible assets acquired in 2021.

Depreciation expense remained consistent for the six months ended June 30, 2022. Amortization expense increased by $8.7 million six months ended June 30, 2022. The increase in amortization was related to the intangible assets acquired in 2021.

Interest Income and Other (Expense) Income, net

For the three and six months ended June 30, 2022 and 2021, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax expense was $0.5 million and $0.1 million for the three and six months ended June 30, 2022, compared to income tax expense of $0.1 million and $0.4 million for the three and six months ended June 30, 2021.

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

During the three months ended June 30, 2022 and 2021, the Company recognized a loss of $0.6 million and $0.7 million, respectively, as its proportionate share of the joint venture results of operations. During the six months ended June 30, 2022 and 2021, the Company recognized a loss of $0.8 million and $1.5 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2022	2021
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(105,399)	$(67,390)
Net cash used in and provided by investing activities	(376,260)	97,169
Net cash used in and provided by financing activities	(5,529)	3,492
Total	$(487,188)	$33,271

Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $630.1 million and $746.4 million as of June 30, 2022 and December 31, 2021, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $139.9 million and a net loss of $139.9 million for the six months ended June 30, 2022 and had an accumulated deficit of $950.5 million as of June 30, 2022.

The Company has no debt as of June 30, 2022 or December 31, 2021 and expects to generate operating losses in future years.

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

Six months ended June 30, 2022, vs. six months ended June 30, 2021

Cash Used in Operating Activities

For the six months ended June 30, 2022, cash used in operating activities was $105.4 million. The primary driver of this use of cash was our net loss of $139.9 million. The net loss was reflective of the investments made back into the Company (from a technology perspective), partially offset by the overall growth of our business including expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $45.1 million (primarily stock-based compensation of $27.6 million and depreciation and amortization of $13.1 million).

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

Cash Used in and Provided by Investing Activities

Cash used in investing activities was $376.3 million for the six months ended June 30, 2022. Cash used in investing activities consisted of $2.0 million investment in the less than majority owned joint venture, $0.1 million in the purchases of property and equipment and purchases of short-term investments of $499.2 million, partially offset by sales and maturities of investments of $125.0 million.

Cash provided by investing activities was $97.2 million for the six months ended June 30, 2021. Cash provided by investing activities consisted of proceeds from maturities of investments of $100.0 million, partially offset by a $2.5 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic and $0.3 million in the purchases of property and equipment.

Cash Used in and Provided by Financing Activities

Cash used in financing activities for the six months ended June 30, 2022, was $5.5 million. Cash used in financing activities consisted of $11.8 million related to the payment of the Conversa integration earnout, partially offset by $6.0 million of proceeds from the exercise of employee stock options and employee stock purchase plan.

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

Contractual Obligations and Commitments

As of June 30, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements in our Form 10-K and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the six months ended June 30, 2022.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $257.2 million, and $746.4 million as of June 30, 2022 and December 31, 2021, respectively. The Company also held investments totaling $372.9 million as of June 30, 2022 . The Company held no investments as of December 31, 2021. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from customer arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of June 30, 2022 and December 31, 2021, we had four foreign subsidiaries with functional currencies of the Euro, British pound, Australian dollars and New Israeli Shekel. As of June 30, 2021 the Company had one foreign subsidiary in Israel, the functional currency of that subsidiary is the U.S. dollar, and Company had a branch with a functional currency of the New Israeli Shekel. The activity for these entities in the six months ended June 30, 2022 and 2021 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 14, 2020, we received a letter from Teladoc Health, Inc. ("Teladoc") alleging that certain of our cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc filed a claim against the Company related to these allegations. On June 30, 2022, the claim was dismissed pursuant to a confidential settlement between the parties.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	—	$—	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	—	—	—	—
Total	—	$—	—	—

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

4.2*

Amendment No 1 to the Agreement and Plan of Merger by and among Parent, the Company, Shannon Merger Subsidiary, Inc., Shannon merger Sister Subsidiary, LLC, and the Fortis Advisors, LLC, as the Security Representative, dated July 28, 2021.

10.1#

Employment Agreement between American Well Corporation and Phyllis Gotlib, dated April 8, 2022 (incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2022)

10.3#*	Performance Share Unit Agreement between American Well Corporation and Ido Schoenberg, dated May 11, 2022

10.4#*	Performance Share Unit Agreement between American Well Corporation and Roy Schoenberg, dated May 11, 2022

31.1*	Chief Executive Officers Certifications

31.2*	Chief Financial Officer Certification

32.1*	CEO Certification of Quarterly Report

32.2*	CFO Certifications of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	August 5, 2022	By:	/s/ Ido Schoenberg, MD
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2022	By:	/s/ Roy Schoenberg, MD, MPH
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2022	By:	/s/ Robert Shepardson
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2022	By:	/s/ Paul McNeice
Vice President of Accounting
(Principal Accounting Officer)