Form 10-Q
period 2022-09-30
American Well Corp
filed 2022-11-08
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 242,463,684, the number of shares of the registrant’s Class B common stock outstanding was 27,390,397 and the number of shares of the registrant’s Class C common stock outstanding was 5,555,555.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$332,601	$746,416
Investments	249,008	—
Accounts receivable ($164 and $2,054, from related parties and net of allowances of $1,568 and $1,809, respectively)	45,730	51,375
Inventories	7,969	7,530
Deferred contract acquisition costs	1,338	1,697
Prepaid expenses and other current assets	20,598	20,278
Total current assets	657,244	827,296
Restricted cash	795	795
Property and equipment, net	1,079	2,235
Goodwill	425,196	442,761
Intangible assets, net	127,291	152,409
Operating lease right-of-use asset	14,412	16,422
Deferred contract acquisition costs, net of current portion	3,064	2,028
Other assets	1,920	1,722
Investment in minority owned joint venture	773	168
Total assets	$1,231,774	$1,445,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,175	$12,156
Accrued expenses and other current liabilities	45,181	58,711
Operating lease liability, current	3,623	1,918
Deferred revenue ($338 and $1,860 from related parties, respectively)	50,151	68,841
Total current liabilities	105,130	141,626
Other long-term liabilities	2,673	5,136
Contingent consideration liabilities, net of current portion	—	16,450
Operating lease liability, net of current portion	12,208	14,694
Deferred revenue, net of current portion ($13 and $22 from related parties, respectively)	6,914	7,055
Total liabilities	126,925	184,961
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and as of December 31, 2021	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 242,304,366 and 229,402,453 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 27,390,397 and 26,913,579 shares issued and outstanding, respectively; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of September 30, 2022 and as of December 31, 2021	2,753	2,620
Additional paid-in capital	2,133,614	2,054,275
Accumulated other comprehensive loss	(31,056)	(6,353)
Accumulated deficit	(1,020,865)	(811,284)
Total American Well Corporation stockholders’ equity	1,084,446	1,239,258
Non-controlling interest	20,403	21,617
Total stockholders’ equity	1,104,849	1,260,875
Total liabilities and stockholders’ equity	$1,231,774	$1,445,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
($729, $698, $3,106 and $11,005 from related parties, respectively)	$69,209	$62,223	$197,957	$180,039
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	41,507	35,184	$114,769	104,778
Research and development	36,254	27,399	$110,802	72,817
Sales and marketing	18,493	16,370	$58,368	44,891
General and administrative	37,682	34,380	$105,309	79,946
Depreciation and amortization expense	6,397	4,340	$19,719	9,330
Total costs and operating expenses	140,333	117,673	408,967	311,762
Loss from operations	(71,124)	(55,450)	(211,010)	(131,723)
Interest income and other (expense) income, net	1,237	(382)	$2,109	(97)
Loss before expense from income taxes and loss from equity method investment	(69,887)	(55,832)	(208,901)	(131,820)
Benefit (Expense) from income taxes	(95)	5,454	$(224)	5,042
Loss from equity method investment	(593)	(554)	$(1,355)	(2,095)
Net loss	(70,575)	(50,932)	(210,480)	(128,873)
Net loss attributable to non-controlling interest	(491)	562	$(1,214)	(332)
Net loss attributable to American Well Corporation	$(70,084)	$(51,494)	$(209,266)	$(128,541)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.20)	$(0.77)	$(0.51)
Weighted-average common shares outstanding, basic and diluted	277,389,730	257,283,961	272,846,985	250,115,414
Net loss	$(70,575)	$(50,932)	$(210,480)	$(128,873)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	1,002	0	(360)	(85)
Foreign currency translation	(11,213)	(2,377)	(24,343)	(2,449)
Comprehensive loss	(80,786)	(53,309)	(235,183)	(131,407)
Less: Comprehensive (loss) income attributable to non-controlling interest	(491)	562	(1,214)	(332)
Comprehensive loss attributable to American Well Corporation	$(80,295)	$(53,871)	$(233,969)	$(131,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity	Interest	Equity
Balances as of January 1, 2022	261,871,587	$2,620	$2,054,275	$(6,353)	$(811,284)	$1,239,258	$21,617	$1,260,875
Exercise of common stock options	976,644	10	2,455	—	—	2,465	—	2,465
Vesting of restricted stock units	1,398,305	14	(14)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	425,114	4	1,497	—	—	1,501	—	1,501
Issuance of common stock related to Conversa earn-out settlement	1,020,964	10	4,288	—	—	4,298	—	4,298
Stock-based compensation expense	—	—	12,085	—	—	12,085	—	12,085
Capital contributed by selling shareholders of acquired businesses	—	—	2,019	—	—	2,019	—	2,019
Currency translation adjustment	—	—	—	(2,951)	—	(2,951)	—	(2,951)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(1,251)	—	(1,251)	—	(1,251)
Net loss	—	—	—	—	(70,037)	(70,037)	(216)	(70,253)
Balances as of March 31, 2022	265,692,614	2,658	2,076,605	(10,555)	(881,321)	1,187,387	21,401	1,208,788
Exercise of common stock options	1,083,571	10	1,916	—	—	1,926	—	1,926
Vesting of restricted stock units	1,606,976	16	(16)	—	—	—	—	—
Issuance of common stock related to SilverCloud earn-out settlement	4,959,856	50	12,895	—	—	12,945	—	12,945
Receipt of Section 16(b) disgorgement	—	—	295	—	—	295	—	295
Stock-based compensation expense	—	—	14,907	—	—	14,907	—	14,907
Capital contributed by selling shareholders of acquired businesses	—	—	1,974	—	—	1,974	—	1,974
Currency translation adjustment	—	—	—	(10,179)	—	(10,179)	—	(10,179)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	(111)	—	(111)	—	(111)
Net loss	—	—	—	—	(69,145)	(69,145)	(507)	(69,652)
Balances as of June 30, 2022	273,343,017	$2,734	$2,108,576	$(20,845)	$(950,466)	$1,139,999	$20,894	$1,160,893
Exercise of common stock options	464,622	5	853	—	—	858	—	858
Vesting of restricted stock units	1,249,647	12	(12)	—	—	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2022	(85,002)	(1)	(44)	—	(315)	(360)	—	(360)
Issuance of stock under employee stock purchase plan	278,034	3	999	—	—	1,002	—	1,002
Stock-based compensation expense	—	—	21,312	—	—	21,312	—	21,312
Capital contributed by selling shareholders of acquired businesses	—	—	1,930	—	—	1,930	—	1,930
Currency translation adjustment	—	—	—	(11,213)	—	(11,213)	—	(11,213)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	1,002	—	1,002	—	1,002
Net loss	—	—	—	—	(70,084)	(70,084)	(491)	(70,575)
Balances as of September 30, 2022	275,250,318	$2,753	$2,133,614	$(31,056)	$(1,020,865)	$1,084,446	$20,403	$1,104,849

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

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(210,480)	$(128,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	19,543	9,330
Provisions for credit losses	63	401
Amortization of deferred contract acquisition costs	1,295	1,254
Amortization of deferred contract fulfillment costs	452	535
Accertion of contingent consideration	—	600
Noncash compensation costs incurred by selling shareholders	5,923	717
Stock-based compensation expense	48,419	31,756
Loss on equity method investment	1,355	2,095
Deferred income taxes	(1,390)	(4,184)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	4,796	11,325
Inventories	(439)	28
Deferred contract acquisition costs	(2,035)	(1,053)
Prepaid expenses and other current assets	(924)	946
Other assets	(276)	319
Accounts payable	(5,797)	(1,332)
Accrued expenses and other current liabilities	1,166	(1,564)
Other long-term liabilities	(25)	(1,784)
Deferred revenue	(18,023)	(17,130)
Net cash used in operating activities	(156,377)	(96,614)
Cash flows from investing activities:
Purchases of property and equipment	(2)	(221)
Investment in less than majority owned joint venture	(1,960)	(2,548)
Purchases of investments	(499,223)	—
Proceeds from sales and maturities of investments	249,855	100,000
Acquisitions of business, net of cash acquired	—	(156,526)
Net cash used in and provided by investing activities	(251,330)	(59,295)
Cash flows from financing activities:
Proceeds from exercise of common stock options	5,323	18,539
Proceeds from employee stock purchase plan	2,503	1,599
Payments for the purchase of treasury stock	(360)	(13,988)
Payment of deferred offering costs	—	(1,613)
Proceeds from Section 16(b) disgorgement	295	—
Payment of contingent consideration	(11,790)	—
Net cash used in and provided by financing activities	(4,029)	4,537
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(2,079)	(142)
Net decrease in cash, cash equivalents, and restricted cash	(413,815)	(151,514)
Cash, cash equivalents, and restricted cash at beginning of period	747,211	942,711
Cash, cash equivalents, and restricted cash at end of period	$333,396	$791,197
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	332,601	790,402
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$333,396	$791,197
Supplemental disclosure of cash flow information:
Cash (refunded) paid for income taxes	$1,167	$1,414
Supplemental disclosure of non-cash investing and financing activities:
Additions to property and equipment included in accrued expenses and accounts payable	$—	$312
Issuance of common stock in settlement of earnout	$17,243	$—
Receivable related to exercise of common stock options	$—	$142

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

Liquidity and Capital Resources

The Company expects that its cash, cash equivalents and investments balance as of September 30, 2022 of $581,609 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2021, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s the financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of results for the full 2022 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $30,171 and $1,587, respectively, as of September 30, 2022 and $29,770 and $1,485, respectively as of December 31, 2021.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $17,296 and $18,356 for the three months ended September 30, 2022 and 2021, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended September 30, 2022 and 2021. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $53,088 and $53,511 for the nine months ended September 30, 2022 and 2021, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the nine months ended September 30, 2022 and 2021.

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

For the three months ended September 30, 2022 and 2021, the Company recognized a loss of $593 and $554 as its proportionate share of the joint venture’s results of operations, respectively. For the nine months ended September 30, 2022 and 2021, the Company recognized a loss of $1,355 and $2,095, respectively. Accordingly, the carrying value of the equity method investment as of September 30, 2022 and December 31, 2021 was $773 and $168, respectively.

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

The Company performs ongoing assessments and credit evaluations of its customers to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with customers. The Company has not experienced significant credit losses from its accounts receivable. As of September 30, 2022 and December 31, 2021, one customer accounted for 21% and 19% of outstanding accounts receivable, respectively.

During the three months ended September 30, 2022 and 2021, sales to one customer represented 22% and 26% of the Company’s total revenue, respectively. During the nine months ended September 30, 2022 and 2021, sales to one customer (which was a related party during the 2021 period) represented 24% and 25% of the Company’s total revenue, respectively.

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

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Platform subscription	$31,912	$26,736	$90,195	$78,112
Visits	28,807	30,042	89,293	85,395
Other	8,490	5,445	18,469	16,532
Total Revenue	$69,209	$62,223	$197,957	$180,039

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

Changes in the allowance for credit losses were as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Allowance for credit losses, beginning of the period	$1,809	$1,556
Provisions	63	714
Write-offs	(304)	(461)
Allowance for credit losses, end of the period	$1,568	$1,809

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer. The amount of unbilled accounts receivable included within accounts receivable on the consolidated balance sheet was $3,292 and $5,697 as of September 30, 2022 and December 31, 2021, respectively. The amount of unbilled accounts receivable included within other assets on the consolidated balance sheet was zero as of September 30, 2022 and $781 as of December 31, 2021, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended September 30, 2022 and 2021, the Company recognized revenue of $9,368 and $16,912, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. For the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $49,360 and $56,085, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2022 and December 31, 2021 were as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Total deferred revenue, beginning of the period	$75,896	$74,800
Additions	75,549	123,717
Recognized	(94,380)	(122,621)
Total deferred revenue, end of the period	$57,065	$75,896
Current deferred revenue	50,151	68,841
Non-current deferred revenue	6,914	7,055
Total	$57,065	$75,896

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2022 and December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $171,781 and $219,893, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the September 30, 2022 amount, the Company expects to recognize 44% of the transaction price in the 12 month period ended September 30, 2023, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

4. National Telehealth Network

In 2012, the Company and an affiliate of Anthem, Inc. (now doing business as Elevance Health) formed NTN to expand the availability and adoption of telemedicine. The Company did not have a controlling financial interest in NTN, but it had the ability to exercise significant influence over the operating and financial policies of NTN. Therefore, the Company accounted for its investment in NTN using the equity method of accounting through December 31, 2015.

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

The proportionate share of the (income)/loss attributed to the non-controlling interest amounted to $491 and $(562) for the three months ended September 30, 2022 and 2021, respectively. The proportionate share of the loss attributed to the non-controlling interest amounted to $1,214 and $332 for the nine months ended September 30, 2022 and 2021, respectively.

The carrying value of the non-controlling interest was $20,403 and $21,617 as of September 30, 2022 and December 31, 2021, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$243,538	$—	$—	$243,538
U.S government securities	—	249,008	—	$249,008
Total financial assets:	$243,538	$249,008	$—	$492,546

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$671,107	$—	$—	$671,107
Total financial assets:	$671,107	$—	$—	$671,107
Contingent consideration	$—	$—	$16,450	$16,450
Total financial liabilities:	$—	$—	$16,450	$16,450

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

The Company has classified its net liability for contingent earnout considerations relating to the Acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included the Monte Carlo method that uses key assumptions to model future revenue and costs of goods sold projections. A description of the Acquisitions is included within Note 7. The contingent earnout payments for each acquisition are based on the achievement of certain revenue thresholds. During the nine months ended September 30, 2022 the fair value of the contingent earnout consideration decreased due to the Company signing an amendment to the agreement accelerating the determination of the Conversa revenue earn-out as of March 31, 2022 that resulted in the issuance of 1,020,964 shares of Class A Common Stock, and signing an amendment to the agreement accelerating the determination of the SilverCloud revenue earn-out as of May 11, 2022 that resulted in the issuance of 4,959,856 shares of Class A Common Stock, which resulted in a net accretion to the contingent considerations of $793.

Nine Months Ended September 30, 2022
Beginning Balance as of January 1	$16,450
Accretion of contingent consideration	793
Fair value adjustment	—
Earned amount issued to shareholders in Class A Common Stock	(17,243)
Ending Balance	$—

During the nine months ended September 30, 2022, there were no transfers between fair value measurement levels.

6. Investments

As of September 30, 2022 and December 31, 2021, the fair value of the Company’s investments by type of security was as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$249,368	—	$(360)	$249,008
	$249,368	$—	$(360)	$249,008

December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$—	$—	$—	$—
	$—	$—	$—	$—

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

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed for the SilverCloud and Conversa acquisitions at the respective acquisition dates. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections. In the third quarter of 2022, the Company recorded a $522 decrease in goodwill related to the assessment of the tax attributes of the business combination for SilverCloud. The allocation of the consideration transferred to the assets acquired and liabilities assumed for the Acquisitions is final.

Identifiable assets acquired and liabilities assumed:

	SilverCloud	Conversa Health
Purchase consideration:
Cash consideration, net of cash acquired	$105,195	$51,331
Stock consideration	85,571	52,160
Contingent consideration	29,360	15,230
Escrow share consideration	6,376
Working capital adjustment	(300)	(127)
Total consideration transferred	$226,202	$118,594

Allocation of consideration transferred:
Accounts receivable	$2,630	$3,651
Identifiable intangible assets	78,146	34,700
Other assets	491	4,604
Total assets acquired	81,267	42,955
Current liabilities	2,155	8,463
Deferred revenue	5,813	4,655
Other long-term liabilities	11,035	115
Total liabilities assumed	19,003	13,233
Goodwill	$163,938	$88,872
	$226,202	$118,594

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

The following are the identifiable intangible assets acquired in the Acquisitions and their respective weighted average useful lives, as determined based on initial valuations. The estimated fair value of the Technology and Tradename was determined using a relief from royalty method and the estimated fair value of the Customer relationships was determined using the excess earnings method:

	SilverCloud	Weighted Average Life (Years)	Conversa Health	Weighted Average Life (Years)
Technology	$34,996	5.0	$20,400	5.0
Tradename	10,800	7.0	4,200	5.0
Customer relationships	32,350	10.0	10,100	10.0
Total	$78,146		$34,700

8. Goodwill and Intangible Assets

Goodwill consisted of the following:

Nine Months Ended September 30, 2022
Beginning Balance as of January 1	$442,761
Goodwill acquired	—
Purchase accounting adjustment	(522)
Currency translation adjustments	(17,043)
Ending Balance	$425,196

Identified intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
September 30, 2022
Customer relationships	$79,445	$(22,805)	$56,640	7.6
Contractor relationships	535	(278)	257	6.3
Tradename	13,002	(2,239)	10,763	5.2
Technology	86,328	(26,697)	59,631	4.5
	$179,310	$(52,019)	$127,291

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2021
Customer relationships	$81,053	$(16,842)	$64,211	8.2
Contractor relationships	535	(247)	288	7.0
Trade name	14,435	(706)	13,729	5.8
Technology	90,464	(16,283)	74,181	5.0
	$186,487	$(34,078)	$152,409

Amortization expense related to intangible assets for the three months ended September 30, 2022 and 2021 was $6,045 and $3,819, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2022 and 2021 was $18,559 and $7,675, respectively. Estimated future amortization expense of the identified intangible assets as of September 30, 2022, is as follows:

2022	$5,945
2023	23,733
2024	23,749
2025	23,733
2026	19,624
Thereafter	30,507
$127,291

9. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Employee compensation and benefits	$18,360	$21,572
Professional services	11,420	8,766
Earned contingent consideration	—	15,000
Provider services	5,872	5,473
Other	9,529	7,900
Total	$45,181	$58,711

10. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of September 30, 2022 and December 31, 2021.

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

In the three and nine months ended September 30, 2022, no shares of Class B common stock were converted to Class A common stock. As of September 30, 2022, the par value of the Class A, Class B and Class C shares was $2,422, $275, and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	242,304,366	242,304,366
Class B	100,000,000	27,390,397	27,390,397
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	275,250,318	275,250,318

As of September 30, 2022 and December 31, 2021, the Company had reserved 69,899,299 and 61,989,749 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

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

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	15,893,755	$4.81	5.9	$23,876
Granted	—	—
Forfeited	(1,779,566)	6.13
Expired	(49,542)	5.63
Exercised	(2,524,837)	2.08
Outstanding as of September 30, 2022	11,539,810	$4.81	5.7	$6,198
Vested and expected to vest as of December 31, 2021	15,395,398	$4.61	5.8	$23,752
Vested and expected to vest as of September 30, 2022	11,405,421	$5.00	5.7	$2,823
Options exercisable as of December 31, 2021	13,407,882	$4.38	5.5	$23,120
Options exercisable as of September 30, 2022	10,658,813	$4.92	5.6	$2,826

No options were granted in the nine months ended September 30, 2022 and 2021.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	11,718,813	$19.63
Granted	12,880,812	4.21
Vested	(4,254,928)	12.04
Forfeited	(2,012,379)	8.70
Unvested as of September 30, 2022	18,332,318	$7.20

The total grant date fair value of RSU’s granted for the nine months ended September 30, 2022 was $54,282. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the nine months ended September 30, 2022 and 2021 was $18,304 and $77,949, respectively.

Restricted Stock Units with a Market Condition

In the nine months ended September 30, 2022 the Company granted performance-based market condition share awards to certain members of the Company’s management team, which entitle these employees with the right to receive shares of common stock, upon achievement of certain market capitalization milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the applicable service vesting conditions. The performance-based market condition share awards for management (other than the co-CEOs) consist of six tranches with six separate specified award values that become payable upon the achievement of certain market capitalization milestones, which can result in a vesting range of up to 12,275,886 shares. Also in 2022 the Company granted performance-based market condition share awards to the co-CEOs, which entitle these employees with the right to receive shares of common stock, upon achievement of certain market capitalization milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the applicable service vesting conditions. The performance-based market condition share awards for the co-CEOs consist of eight tranches with eight separate specified award values that become payable upon the achievement of certain market capitalization milestones (subject to specified vesting caps during each of the first two years of the performance period), which can result in a vesting range of up to 7,500,000 shares for each co-CEO. As of September 30, 2022, no portion of the performance- based market condition share awards have satisfied both the applicable market capitalization milestones and the service vesting conditions and, as such, no awards have vested. These performance-based market condition share awards have a performance period of three years.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	—	$—
Granted	27,275,886	2.32
Vested	—	—
Cancelled/Forfeited	(1,568,889)	2.62
Unvested as of September 30, 2022	25,706,997	$2.30

The total grant-date fair value of performance-based market condition share awards granted during the nine months ended September 30, 2022 was $63,157 and no performance-based market condition share awards were granted during the nine months ended September 30, 2021.

The weighted average estimated fair value of the performance-based market condition share awards granted during the nine months ended September 30, 2022 was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

Nine Months Ended September 30,
2022
Risk-free rate	2.34%
Term to end of performance period (yrs)	3 years
Valuation date stock price	$3.50
Expected volatility	75%
Expected dividend yield	0%

2020 Employee Stock Purchase Plan

During the nine months ended September 30, 2021, the Company had 178,021 issued any shares under the ESPP. During the nine months ended September 30, 2022, the Company issued 703,148 shares under the ESPP. As of September 30, 2022 4,501,960 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$427	$436	$1,188	$1,346
Research and development	2,750	2,173	7,631	5,851
Selling and marketing	2,045	2,033	5,144	6,022
General and administrative	16,090	7,746	34,341	18,537
Total	$21,312	$12,388	$48,304	$31,756

As of September 30, 2022, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $112,729, which is expected to be recognized over a weighted-average period of 2.7 years.

11. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying customers against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies customers against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the customer. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through September 30, 2022 and December 31, 2021, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. ("Teladoc") alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc filed a claim against the Company related to these allegations. On June 30, 2022, the claim was dismissed pursuant to a confidential settlement between the parties. As of September 30, 2022 and December 31, 2021, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

12. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and nine months ended September 30, 2022, the Company recognized an income tax expense of $95 and $224, primarily due to state and foreign income tax. During the three and nine months ended September 30, 2021, the Company recorded income tax benefit of $5,454 and $5,042, primarily due to a partial release of valuation allowance in the U.S resulting from the deferred tax liabilities established as part of the Acquisitions consummated during the quarter.

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

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of September 30, 2022 and December 31, 2021, the Company held total deferred revenue of $132 and $456, respectively from contracts with this customer. As of September 30, 2022 and December 31, 2021, amounts due from Cleveland Clinic were $164 and $441, respectively.

During the three months ended September 30, 2022 and 2021, the Company recognized revenue of $310 and $286, respectively, from contracts with this customer. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $1,764 and $816, respectively, from contracts with this customer.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the nine months ended September 30, 2021, the Company made a capital contribution of $2,548, related to a portion of the phase one capital commitment. During the nine months ended September 30, 2022 the Company made a capital contribution of $1,960 related to a portion of the phase one capital commitment.

During the three months ended September 30, 2022 and 2021 the Company recognized revenue of $419 and $412 from contracts with this customer, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized revenue of $1,342 and $1,286 from contracts with this customer, respectively.

As of September 30, 2022 and December 31, 2021, the Company held total deferred revenue of $219 and $1,426, respectively, from contracts with this customer. As of September 30, 2022 and December 31, 2021, amounts due from CCAW, JV LLC were zero and $1,613.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(70,575)	$(50,932)	$(210,480)	$(128,873)
Net loss attributable to non-controlling interest	(491)	562	(1,214)	(332)
Net loss attributable to American Well Corporation	$(70,084)	$(51,494)	$(209,266)	$(128,541)
Denominator:
Weighted-average common shares outstanding —basic and diluted	277,389,730	257,283,961	272,846,985	250,115,414
Net loss per share attributable to common stockholders—basic and diluted	$(0.25)	$(0.20)	$(0.77)	$(0.51)

The Company’s potential dilutive securities, which include stock options, unvested restricted stock units and unvested performance market-based stock units, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested restricted stock units	16,178,486	7,162,432	16,178,486	7,162,432
Unvested performance market-based stock units	25,706,997	—	25,706,997	—
Options to purchase shares of common stock	11,539,810	17,002,356	11,539,810	17,002,356
	53,425,293	24,164,788	53,425,293	24,164,788

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
•
our customers’ acceptance of the Converge platform and our ability and the costs to further develop this platform;
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

We are a leading enterprise software company enabling digital delivery of care for healthcare’s key stakeholders. We empower our clients with the core technology and services necessary to successfully develop and distribute virtual care programs that meet their strategic, operational, financial and clinical objectives under their own brands. The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan, government, and innovator clients with the tools to enable new models of care for their patients and members. Our scalable technology integrates with our clients’ existing offerings and clinical workflows, spanning the continuum of care and enabling care delivery across a wide variety of clinical, retail, school and home settings. Our client-focused approach drives our success as one of the largest global digital healthcare enterprise software companies. As of December 31, 2021, we powered the digital care programs of over 55 health plans, which collectively represent more than 80 million covered lives, as well as approximately 150 of the nation’s largest health systems, encompassing more than 2,000 hospitals. Since inception, we have powered over 19.1 million telehealth visits for our clients, including more than 4.7 million in the nine months ended September 30, 2022.

We believe Amwell makes digital care transformation possible for the healthcare ecosystem. The Amwell telehealth platform ("Amwell Platform") enables virtual and automated care delivery across the full healthcare continuum – from primary and urgent care in the home to high acuity specialty consults, such as telestroke and telepsychiatry, in the hospital. We support both on-demand and scheduled consultations and offer pre-packaged care modules and programs that power over 100 unique use cases today. The Amwell Platform can be fully integrated into our clients’ patient/member portals and provider workflows. Providers can launch telehealth directly from their native EHRs, with seamless integration to their payer eligibility and claims systems. Providers, patients and members can access this care through a full range of Carepoints™, including via mobile, web, phone and our proprietary carts that support multi-way video, phone or secure messaging interactions. Through our recent acquisitions of Conversa Health, Inc. (“Conversa”) and SilverCloud Health Holdings, Inc (“SilverCloud”) (together, the “August 2021 Acquisitions”), we enable automated care touchpoints, support ongoing treatment and care through digital engagements, and escalate care when needed to a live clinician. As of September 30, 2022, approximately 100,000 of our clients’ providers use the Amwell Platform to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group (“AMG”), a nationwide network of clinical entities with over 6,500 multi-disciplinary providers covering 50 states with 24/7/365 coverage.

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

Our Business Model

The Amwell Platform is a complete digital care delivery solution that equips our health system, health plan and innovator partners with the tools to enable new models of care for their patients and members. We sell the Amwell Platform on a subscription basis, which with our modular platform architecture allows our clients to introduce innovative digital health use cases over time, expanding our subscription revenue opportunity. To support the Amwell Platform, we offer professional services on a fee-for-service basis and a range of patient and provider access Carepoints that support hospital and home use cases and access to AMG. The combination of the Platform, services and Carepoints allows our clients to deploy telehealth solutions across their full enterprise, deepening their relationships with existing and new patients and members through improved care access and coordination, cost, and quality. Our contracts are typically three years in length but may be longer for our largest strategic customer partners.

Total subscription fees received were $31.9 million and $26.7 million for the three months ended September 30, 2022 and 2021, respectively, and $90.2 million and $78.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Health Plans

For our health plan clients, the Amwell Platform functions to expand member access to care, improve health outcomes and the member experience, and reduce costs through care coordination and the ability to contain follow-up care to a health plan’s own network. Currently, our typical health plan contract includes a recurring subscription fee based on the number of members who have access to the Amwell Platform plus additional subscription fees associated with add-on programs that extend from urgent care services to longitudinal care. As the health plan expands its offerings on the Amwell Platform through additional programs or additional covered lives, there is a corresponding increase in subscription fees.

Our health plan clients mainly purchase clinical services that leverage our AMG network. These visit consultations are charged on a fee-for-service basis and range in price based on the type of consultation and the specialty of the provider. We have also recently launched digital programs with SilverCloud, Conversa, and our third-party partners, SWORD Health and DermatologistOnCall. These programs are each priced differently, with some including recurring subscription fees and others including volume-based and visit fees.

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

Fees received from AMG-related visits were $28.8 million and $30.0 million for the three months ended September 30, 2022 and 2021, respectively, and $89.3 million and $85.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Fees received from the provision of services and Carepoints were $8.5 million and $5.4 million for the three months ended September 30, 2022 and 2021, respectively, and $18.5 million and $16.5 million for the nine months ended September 30, 2022 and 2021, respectively.

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

We continue to experience these levels of telehealth adoption and usage of our Platform and products. In the nine months ended September 30, 2022, our clients completed a total of 4.7 million visits on the Amwell Platform, while in the nine months ended September 30, 2021 4.3 million visits were completed. AMG providers accounted for 24% and 25% of total visits performed on the Amwell Platform during the nine months ended September 30, 2022 and 2021, respectively. We demonstrated that virtual care goes beyond urgent care pandemic needs through the increase in scheduled visits. Scheduled visits increased to 3.5 million from 3.1 million during the nine months ended September 30, 2022 and 2021, respectively.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Customer Providers
September 30, 2022	1,450,000	75%
June 30, 2022	1,525,000	76%
March 31, 2022	1,775,000	78%
December 31, 2021	1,525,000	75%
September 30, 2021	1,425,000	75%
June 30, 2021	1,300,000	75%

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

We continued to experience growth in core Active Providers in the current year, in which approximately 7,000 Active Providers were added to the Amwell Platform all coming from our Health System and Health Plan customers.

Total Active Providers
Quarter Ended	Total Active Providers	Customer Providers	AMG
September 30, 2022	98,500	95,000	3,500
June 30, 2022(1)	103,500	100,000	3,500
March 31, 2022(1)	102,000	98,500	3,500
December 31, 2021	91,500	88,000	3,500
September 30, 2021	80,000	76,000	4,000
June 30, 2021	71,000	67,000	4,000

(1)
In the quarter ended September 30, 2022, we changed our methodology of calculating Active Providers as part of our efforts to account for unique providers who conduct visits on multiple platforms and products. This change resulted in an insignificant decrease in the number of active providers reported as of June 30, 2022 and March 31, 2022. The numbers calculated using the updated methodology decreased the number of active providers to 96,000 and 96,500 as of June 30, 2022 and March 31, 2022, respectively. The impact on the prior period active providers has been deemed insignificant.

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(70,575)	$(50,932)	$(210,480)	$(128,873)
Add:
Depreciation and amortization	6,397	4,340	19,719	9,330
Interest income and other (expense) income, net	(1,237)	382	(2,109)	97
Benefit (Expense) from income taxes	95	(5,454)	224	(5,042)
Stock-based compensation	21,312	12,388	48,304	31,756
Public offering expenses(1)	—	—	—	1,223
Acquisition-related expenses	—	7,419	—	8,006
Noncash expenses and contingent consideration adjustments(2)	1,930	—	6,926	—
Litigation expense	176	371	5,575	1,918
Adjusted EBITDA	$(41,902)	$(31,486)	$(131,841)	$(81,585)

(1)
Public offering expenses include non-recurring expenses incurred in relation to our secondary offering for the nine months ended September 30, 2021.
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

Components of Statement of Operations

Revenue

The Company has demonstrated continued revenue growth as a direct result of increasing acceptance of telehealth, our penetration of the market, and the successful launch of new or expanded products that enable broadened applications of settings for care delivered virtually. Revenue performance is reflective of the strong foundation that has been built, focused around health plans, health systems, our provider network and a consistently increasing visit base.

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

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. Due to the quarantine and isolation strategies employed by governmental authorities, health systems and health plans to deal with the COVID-19 pandemic, a significant portion of healthcare was forced to be delivered virtually. Our health plan and health system customers believe that overall utilization of telemedicine and care delivered virtually will continue to increase during and after the COVID-19 crisis. By partnering with our customers during the crisis, we understand the increased volume and additional types of care they intend to deliver virtually on the Amwell Platform. We originally expected this increase in volume, evolution and advancement of telemedicine usage to occur over the next few years but we have now adjusted our research and development strategies to match the views of our customer partners, thus accelerating the expansion of our Platform volume capacity and the development of additional functionality through new programs and modules. We have also expanded the use of offshore resources to provide more efficient rates which are designed to offset the increased research and development spend. While we have recognized an increase in the research and development expense throughout the current year, the corresponding future revenue growth is expected to result in lower expenses as a percentage of revenue. This increased spend represents an investment in a more scalable and economically beneficial solution that will properly position the Company to benefit in the long term. We believe the increase in spend is temporary and we expect to see a gradual decline during 2023.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three and nine months ended September 30, 2022 and 2021 and the dollar and percentage change between the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	Change	%	2022	2021	Change	%
Revenue	$69,209	$62,223	$6,986	11%	$197,957	$180,039	$17,918	10%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	41,507	35,184	6,323	18%	114,769	104,778	9,991	10%
Research and development	36,254	27,399	8,855	32%	110,802	72,817	37,985	52%
Sales and marketing	18,493	16,370	2,123	13%	58,368	44,891	13,477	30%
General and administrative	37,682	34,380	3,302	10%	105,309	79,946	25,363	32%
Depreciation and amortization expense	6,397	4,340	2,057	47%	19,719	9,330	10,389	111%
Total costs and operating expenses	140,333	117,673	22,660	19%	408,967	311,762	97,205	31%
Loss from operations	(71,124)	(55,450)	(15,674)	28%	(211,010)	(131,723)	(79,287)	60%
Interest income and other (expense) income, net	1,237	(382)	1,619	(424)%	2,109	(97)	2,206	(2,274)%
Loss before expense from income taxes and loss from equity method investment	(69,887)	(55,832)	(14,055)	25%	(208,901)	(131,820)	(77,081)	58%
Benefit (Expense) from income taxes	(95)	5,454	(5,549)	(102)%	(224)	5,042	(5,266)	(104)%
Loss from equity method investment	(593)	(554)	(39)	7%	(1,355)	(2,095)	740	(35)%
Net loss	(70,575)	(50,932)	(19,643)	39%	(210,480)	(128,873)	(81,607)	63%
Net loss attributable to non-controlling interest	(491)	562	(1,053)	(187)%	(1,214)	(332)	(882)	266%
Net loss attributable to American Well Corporation	$(70,084)	$(51,494)	$(18,590)	36%	$(209,266)	$(128,541)	$(80,725)	63%

Revenue

For the three months ended September 30, 2022, subscription revenue increased by $5.2 million. Subscription revenue increase was driven by the expanded use of the Amwell Platform by existing customers. The increase in other revenue was related to marketing services provided for customers. These increases were partially offset by a decrease in visit revenue due to a shift in visit mix towards urgent care (which has a lower rate per visit) and away from behavioral services. This temporary shift in mix is believed to be driven by the impact of seasonal viruses as well as the Omicron variants.

For the nine months ended September 30, 2022, subscription revenue increased by $12.1 million. This was a result of new customers subscribing to the Amwell Platform and existing customers expanding their use of the Amwell Platform. In addition, visit revenue increased by $3.9 million due to increased visit volume in urgent care, primarily associated with the Omicron variant.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended September 30, 2022, the increase in cost of revenue was primarily due to an increase of $0.6 million related to employee-related costs due to increased headcount. There was also an increase in marketing services provided for customers of $4.6 million.

For the nine months ended September 30, 2022, the increase in cost of revenue was primarily due to an increase of $2.8 million related to employee-related costs due to increased headcount. There was also an increase in provider costs of $0.9 million due to increased visits, increase in marketing costs of $4.0 million related to marketing services provided for customers, and an increase in $1.0 million related to the cost of hosting services.

Research and Development Expenses

For the three months ended September 30, 2022, the increase in research and development expense was primarily driven by an increase of $4.1 million in consulting services primarily for Converge and $4.4 million in employee-related costs (inclusive of stock compensation expense) due to increased headcount.

For the nine months ended September 30, 2022, the increase in research and development expense was primarily driven by an increase of $24.4 million in consulting services for Converge and $11.5 million in employee-related costs (inclusive of stock compensation expense) due to increased headcount.

Sales and Marketing Expenses

For the three months ended September 30, 2022, the increase in sales and marketing expense primarily consisted of $1.7 million in employee-related costs (inclusive of commissions and stock compensation expense) due to increased headcount. There was also an increase of $0.5 million related to meals and travel that did not occur in the prior year.

For the nine months ended September 30, 2022, the increase in sales and marketing expense primarily consisted of $6.9 million in employee-related costs (inclusive of commissions and stock compensation expense) due to increased headcount. There was also an increase in marketing expenses of $1.4 million related to conferences and company meetings that did not occur in the prior year. In addition, there was an increase in consulting expense of $2.2 million mainly related to marketing campaigns and services for system integration.

General and Administrative Expenses

For the three months ended September 30, 2022, the increase in general and administrative expense was driven by an increase related to employee-related costs (inclusive of $8.3 million of stock compensation expense) of approximately $11.0 million, due to additional equity awards granted in 2022 and headcount increase. The increase was partially offset by a decrease in consulting expense of $4.0 million as there were no acquisitions in the three months ended September 30, 2022, and two acquisitions in the three months ended September 30, 2021. There was also a decrease of $2.9 million in legal costs mainly due to the Teladoc litigation settlement in the second quarter of 2022.

For the nine months ended September 30, 2022, the increase in general and administrative expense was driven by an increase related to employee-related costs (inclusive of $15.8 million of stock compensation expense) of approximately $25.3 million, due to additional equity awards granted in 2022 and headcount increase. There was an increase of $1.6 million in system costs to enhance administrative processing. In addition, there was an increase in contingent consideration adjustments recorded of $1.0 million related to the Conversa and SilverCloud revenue earnouts. There was also a decrease of $5.0 million in consulting costs as there were no acquisitions in the nine months ended September 30, 2022, and two acquisitions in the nine months ended September 30, 2021.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three months ended September 30, 2022. Amortization expense increased by $2.2 million for the three months ended September 30, 2022. The increase in amortization was related to the intangible assets acquired in 2021.

Depreciation expense remained consistent for the nine months ended September 30, 2022. Amortization expense increased by $10.9 million nine months ended September 30, 2022. The increase in amortization was related to the intangible assets acquired in 2021.

Interest Income and Other (Expense) Income, net

For the three and nine months ended September 30, 2022 and 2021, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, compared to income tax benefit of $5.5 million and $5.0 million for the three and nine months ended September 30, 2021.

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

During the three months ended September 30, 2022 and 2021, the Company recognized a loss of $0.6 million and $0.6 million, respectively, as its proportionate share of the joint venture results of operations. During the nine months ended September 30, 2022 and 2021, the Company recognized a loss of $1.4 million and $2.1 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2022	2021
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(156,377)	$(96,614)
Net cash used in and provided by investing activities	(251,330)	(59,295)
Net cash used in and provided by financing activities	(4,029)	4,537
Total	$(411,736)	$(151,372)

Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $581.6 million and $746.4 million as of September 30, 2022 and December 31, 2021, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $211.0 million and a net loss of $210.5 million for the nine months ended September 30, 2022 and had an accumulated deficit of $1,020.9 million as of September 30, 2022.

The Company has no debt as of September 30, 2022 or December 31, 2021 and expects to generate operating losses in future years.

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

Nine months ended September 30, 2022, vs. nine months ended September 30, 2021

Cash Used in Operating Activities

For the nine months ended September 30, 2022, cash used in operating activities was $156.4 million. The primary driver of this use of cash was our net loss of $210.5 million. The net loss was reflective of the investments made back into the Company (from a technology perspective), partially offset by the overall growth of our business including expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $75.7 million (primarily stock-based compensation of $48.4 million and depreciation and amortization of $19.5 million).

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

Cash Used in Investing Activities

Cash used in investing activities was $251.3 million for the nine months ended September 30, 2022. Cash used in investing activities consisted of purchases of short-term investments of $499.2 million and $2.0 million investment in the less than majority owned joint venture, partially offset by sales and maturities of investments of $249.9 million.

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

Cash Used in and Provided by Financing Activities

Cash used in financing activities for the nine months ended September 30, 2022, was $4.0 million. Cash used in financing activities consisted of $11.8 million related to the payment of the Conversa integration earnout, partially offset by $7.8 million of proceeds from the exercise of employee stock options and employee stock purchase plan.

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

Contractual Obligations and Commitments

As of September 30, 2022, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements in our Form 10-K and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the nine months ended September 30, 2022.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $332.6 million, and $746.4 million as of September 30, 2022 and December 31, 2021, respectively. The Company also held investments totaling $249.0 million as of September 30, 2022. The Company held no investments as of December 31, 2021. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from customer arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of September 30, 2022 and December 31, 2021, we had four foreign subsidiaries with functional currencies of the Euro, British pound, Australian dollars and New Israeli Shekel. As of September 30, 2021 the Company had one foreign subsidiary in Israel, the functional currency of that subsidiary is the U.S. dollar, and Company had a branch with a functional currency of the New Israeli Shekel. The activity for these entities in the nine months ended September 30, 2022 and 2021 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may make adjustments to our historical Active Providers metrics as a result of changes in our methodology

While we believe that our Active Providers metrics are reasonable, we do not tag each provider using our platform. We base the Active Providers metrics on internal estimates that involve judgment, assumptions and sampling. We are continually seeking to improve the accuracy of our Active Providers metrics. As a result of improvements or changes in our methodology, we may make adjustments to our historical Active Providers metrics.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2022.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31	68,051	$4.25	—	—
August 1 to August 31	7,421	4.47	—	—
September 1 to September 30	9,530	3.90	—	—
Total	85,002	$4.23	—	—

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

10.1#*	Amendment No1 Employment Agreement by and between Kurt Knight and American Well Corporation, dated August 26, 2020

10.2#*	Amendment No1 Employment Agreement by and between Robert Shepardson and American Well Corporation, dated September 15, 2021

10.3#*	Amendment No1 Employment Agreement by and between Phyllis Gotlib and American Well Corporation, dated April 8, 2022

10.4*	Amendment No. 8 to the Restated Vendor Agreement dated January 1, 2022, by and among American Well Corporation and Anthem, Inc.

10.5*	Amendment No. 9 to the MSA Agreement, dated October 1, 2022, by and among American Well Corporation and Elevance Health, Inc.

10.6*	Amendment No. 10 to the Amended Restated Vendor Agreement , dated November 4, 2022, by and among American Well Corporation and Elevance Health, Inc. (Anthem, Inc.)

31.1*	Chief Executive Officers Certifications

31.2*	Chief Financial Officer Certification

32.1*	CEO Certification of Quarterly Report

32.2*	CFO Certifications of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	November 8, 2022	By:	/s/ Ido Schoenberg, MD
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Roy Schoenberg, MD, MPH
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	By:	/s/ Robert Shepardson
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2022	By:	/s/ Paul McNeice
Vice President of Accounting
(Principal Accounting Officer)