Form 10-K
period 2022-12-31
American Well Corp
filed 2023-02-23
CIK 1393584

[

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of cthe registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $868 million. Common stock held by each executive officer, director and by each person known to the registrant who owned 5% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 10, 2023 the number of shares of Registrant’s Class A common stock outstanding was 244,647,353, the number of shares of Registrant’s Class B common stock outstanding was 27,390,397, and the number of shares of Registrant’s Class C common stock outstanding was 5,555,555.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Boston, Massachusetts, United States

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

•
weak growth and increased volatility in the virtual care market;
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
•
slower than expected growth in patient adoption of virtual care and in platform usage by either clients or patients;
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
•
the impact of the seasonal viruses on our business or on our ability to forecast our business’s financial outlook; and
•
the risk that the insurance we maintain may not fully cover all potential exposures.

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

PART I

Item 1. Business.

Overview

Amwell is a leading enterprise software company enabling digital care for healthcare’s key stakeholders. We empower health providers, payers, and innovators to achieve their digital ambitions, enabling a hybrid model of in-person, virtual and automated care. We provide our clients with the core technology and services necessary to successfully develop and distribute digital care programs that meet their strategic, operational, financial and clinical objectives under their own brands.

Founded in 2006, Amwell pioneered virtual healthcare. Today, the Amwell Platform connects care across physical, virtual and automated modalities and provides an open, scalable infrastructure that can grow alongside our clients. We bring technology and services that deliver new models of care, strategic partnerships, consistent execution and better outcomes. Together with our clients and innovation partners, we forge a model that adapts as needs evolve and enables care that can truly create a healthier world.

As of December 31, 2022, we powered the digital care programs of more than 55 health plans, which collectively represent more than 90 million covered lives, as well as approximately 140 of the nation’s largest health systems, representing more than 2,000 hospitals. Since inception, we have powered more than 20.9 million virtual care visits for our clients, including more than 6.5 million in the year ended December 31, 2022.

The Amwell Platform enables digital innovation across the full healthcare continuum – including urgent and primary care, second opinion services, behavioral health, chronic condition management and high acuity specialty consults, such as telestroke and telepsychiatry, in the hospital. We support both on-demand and scheduled consultations for providers and offer pre-packaged care modules and programs that power more than 100 unique use cases today. The Amwell Platform can be fully integrated into our clients’ health plan member and patient portals and provider and health plan workflows. Providers can launch virtual visits directly from their native EHRs, with seamless integration to their payer eligibility and claims systems. Providers, patients and members can access this care through a full range of Carepoint™ devices, including via mobile, web, phone and our proprietary Carepoint carts that support multi-way video, phone or secure messaging interactions. Through our 2021 acquisitions of Conversa® Health, Inc. (“Conversa”) and SilverCloud® Health Holdings, Inc (“SilverCloud”) (together, the “Acquisitions”), we enable automated care touchpoints, support ongoing treatment and care through digital engagements, and escalate care when needed to a live clinician. As of December 31, 2022, approximately 103,500 of our clients’ providers use the Amwell Platform to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group® (“AMG”), a nationwide network of clinical entities with multi-disciplinary providers covering 50 states with 24/7/365 coverage. The AMG network includes a clinical entity with care capabilities that have been accredited by the National Committee for Quality Assurance (“NCQA”) and a separate clinical entity with care capabilities accredited by the Joint Commission.

The Converge™ platform is the latest version of the Amwell Platform and is designed to be future-ready, reliable, flexible, scalable, secure and fully integrated with other healthcare software systems. The Converge platform offers state-of-the-art data architecture and video capabilities, flexibility and scalability, as well as a user experience designed around the needs of patients, members and providers. It has been designed from the ground up with the holistic understanding that the future of care of any one person will inevitably blend a mix of in-person, digital and automated experiences. The telehealth of yesterday has grown to encompass hybrid care models, asynchronous and automated care, remote patient monitoring, patient and provider engagement — and the flow of data that drives all of the above.

The Converge platform delivers the digital care capabilities that health systems and health plans care about — for example, virtual primary care, post-discharge follow-up, chronic condition management, remote patient monitoring — and aligns them into a single digital care operating system that aggregates all of the data from these care experiences to provide real-time insight. By providing a single platform for the digital distribution of care, the Converge platform will accelerate innovation and interoperability for health system and health plan clients as well as other healthcare innovators who aim to offer a seamless experience for providers, patients and members.

Our Industry Opportunities

Healthcare today is inefficient, expensive, complicated and fragmented, resulting in substantial challenges for providers, payers and patients. By addressing these challenges, digital care delivery offers many opportunities to improve healthcare, which include:

•
Solving the access crisis driven by provider shortages and inefficient resource allocation;
•
Addressing increasing healthcare costs for all key stakeholders;
•
Promoting greater coordination of care;
•
Improving health equity; and
•
Optimizing patient experience to drive recruitment and retention.

Our Solution

To capture these opportunities, we believe clients are seeking a comprehensive solution to support their connected care goals and consolidate unintegrated vendors and in-house designed solutions.

One Platform, Powering the Care Continuum

The Amwell Platform is a scalable, secure software platform that supports a full range of virtual care functionality. Historically, Amwell has offered the Home line (provider-to-patient digital care interactions, typically in the home), and the Hospital line (supporting provider-to-provider digital care interactions, or provider-to-patient, typically in an inpatient or ambulatory setting). The Converge platform brings these two lines together into a single and comprehensive enterprise software solution that is built to be more scalable, modular, embeddable, efficient and capable. In addition, the Converge platform enables the integration of asynchronous care pathways, such as text and data exchange, with synchronous care pathways such as live video calls. Our Converge rollout began with the introduction of Amwell Now, now called Quick-link Scheduled Visits, which allows our clients to connect easily with patients in the home or the hospital. The rollout and subsequent client migrations onto the Converge platform continued as we added EHR embedded capabilities. During the fourth quarter of 2022 28% of our visits were provided on the Converge platform which was in increase from 8% in the fourth quarter of 2021. A major strategic focus for us in 2023 is to continue the migration of our health system and health plan clients onto the Converge platform.

The Amwell Platform offers clients the ability to implement and quickly expand their digital care offerings across many areas of clinical practice. Our Platform is a highly configurable, web responsive infrastructure that enables clients to deliver digital care under their own brands and with their own providers. We offer a full range of management software, clinical workflows, Carepoint hardware and system integrations to deliver care across many modalities, including video, text, and phone. Our Platform is designed to support the continuum of care by offering the specific workflows and device solutions needed to deliver this care.

Our open architecture allows the Amwell Platform to connect to existing systems, devices and access endpoints and to embed digital care offerings into our clients’ workflows. The Amwell Platform includes a broad set of APIs and embeddable experiences that offer clients the ability to integrate, embed and customize digital care across their technology domains, including:

•
Patient access points such as white-labeled web and mobile apps, 24-hour nurse and client support lines and client applications, such as patient or member “digital front doors”;
•
Provider access points, such as EHR systems, including Oracle, Cerner, Epic and more. Clinicians can launch virtual visits from within their EHRs, add records of new patients acquired via virtual care and share consult data through our bidirectional integrations;
•
Administrative functions such as enrollment, clinical management, payment, eligibility and claims administration, e-prescribing, follow-up and data interchange; and
•
Ability to tap into all functions of the Amwell Network Operations Center (“NOC”) for all patient front doors and provider access points, ensuring seamless care delivery across owned providers and provider networks and affiliates for 24/7 load balancing.

The Amwell Platform is designed to quickly launch and remotely implement digital care offerings for our clients and grow with them as they broaden their digital offerings through additional modules for a wide variety of use cases. Health systems typically begin with either urgent care or an acute use case, such as telestroke or telepsychiatry, and subsequently add modules for areas such as scheduled specialty follow-up visits, virtual rounding, school-based services and more. Health plans typically begin with an urgent care or virtual primary care service and add behavioral health or other services designed to support the needs of their employer clients, such as musculoskeletal care, second opinions, dermatology, lactation support or nutrition services. In emergency situations, such as natural disasters or the COVID-19 pandemic, our clients can start new practices and see patients using our virtual care solution in a matter of days.

We have designed the Amwell Platform to be future-ready, intuitive and convenient for patients, providers and payers:

•
Patients—For patient-initiated on-demand visits, patients can elect to see the next available physician. For scheduled visits, patients are guided through pre-visit readiness assessments and can enroll themselves and their dependents, enter their medical history, and check insurance coverage. Entering a visit is simple; patients just click on a link they receive in a text message or email. No app download is required. Post visit, patients can access their visit record or share it with other providers in their care team. The Amwell Platform is rated an average of 4.8 out of 5 stars by patients on all connected health system and health plan platforms, as well as our direct-to-consumer platform, and has achieved an average NPS score of 50 across our clients’ various branded services for the full-year period ended December 31, 2022.
•
Providers—The Amwell Platform is designed to deliver an easy-to-use provider experience via web or mobile device. Providers access familiar workflows for taking notes, prescribing, referencing clinical treatment guidelines and alerts for gaps in care or referral protocols. Importantly, many of our modules can be initiated directly from within a provider’s EHR system, creating a seamless experience and reducing redundant data entry.
•
Payers —Access to the Amwell Platform can be embedded into health plan portals and other assets with a white-label approach that extends the client’s experience. The Platform integrates directly with claims and eligibility systems to enable eligibility verification and collection of correct co-insurance payments from patients at the time of the visit. In addition, Amwell enables payers to bring in their own digital assets, influence member workflows and present key clinical quality information, such as gaps in care, to providers at the time of a visit. The Amwell Platform also enables payers with provider networks or integrated delivery networks to seamlessly incorporate their own providers to care delivery programs.

Carepoint Hardware and Connections Enable a Variety of Clinical Settings

Patients and members access the Amwell Platform through a wide variety of Carepoint devices and access. These Carepoint offerings include not only patient and provider supplied devices for app and web-based access over web, mobile and phone, but also a full range of purpose-built devices for use in clinical settings. Our proprietary Carepoint portfolio, which includes the C500 cart, touchpoint tablet and TV kits, enables providers to deliver digital care into clinical care locations, such as the Emergency Department (“ED”), clinics and hospital-at-home, as well as into community settings such as retail stores, community centers, employer sites, skilled nursing facilities, correctional facilities and schools. These devices are built to rigorous safety and clinical standards and have advanced features including far-end camera controls, fleet monitoring and connectivity to a variety of diagnostic scopes and examination tools. Our Carepoint portfolio supports a range of modalities, including multi-way video, phone connectivity and secure messaging to bring care teams to patients and members in the most efficient way possible.

Value-Added Services

We offer a full suite of paid, supporting services to our clients to enable their virtual care offerings. AMG contracts with providers across primary and urgent care, behavioral health therapy, acute psychiatry, lactation counseling and nutrition to provide licensed, reimbursable medical staffing for digital care delivery to our clients. AMG can be used to augment provider capacity during nights, weekends or times of high demand, and fill gaps in specialist coverage in acute hospital settings as well as to enable expanded geographic coverage in cases where state-level licensing requirements restrict the ability of our clients’ own physicians to treat patients outside of their own geographic locations. Additionally, we provide professional services to facilitate implementation, workflow design, systems integration and service expansion. To help our clients promote adoption and utilization, we offer patient and provider engagement services.

Our Market Opportunity

Core U.S. Digital Care Market

We believe the annual total addressable market for our solutions is substantial and increasing. We estimate the current subscription revenue market opportunity for health plan and health system clients to be approximately $8.7 billion and $3.7 billion, respectively. In the health plan space, there are more than 290 million lives enrolled in insurance plans that we have identified as potential subscribers to our Platform. We have also identified 802 health systems who would potentially benefit from the Amwell Platform. Additionally, in the health system space, we have identified an additional $8.4 billion for the provider-to-provider market. For AMG, we estimate the urgent care and telepsychiatry visit revenue market opportunity to be approximately $18.2 billion and $3.9 billion, respectively. The broader behavioral health market is estimated to be an additional $29 billion, and this market opportunity has opened up more broadly through our acquisition of SilverCloud. Finally, our acquisition of Conversa brings the addition of the automated care market, which is estimated to be an additional $5 billion. This brings the total addressable market for Amwell to $76.9 billion.

We intend to grow our addressable market through continued expansion into market adjacencies that we believe represent a significant opportunity to serve millions of additional potential patients and members. These adjacencies may include pharmaceuticals and biotech, remote patient monitoring, healthcare at home and other areas of digital care delivery. The addition of SilverCloud, with a global presence, significantly expanded our international market opportunity in the behavioral health space, which is estimated to be $52 billion internationally.

Our Competitive Strengths

Supporting the Full Continuum of Care with Synchronous and Asynchronous Capabilities

The Amwell Platform enables our clients to deploy and configure care pathways that blend a range of synchronous and asynchronous services. For example, a patient may benefit from ongoing text-based therapy to assist with managing a behavioral health issue, chronic condition or post-discharge. Yet, this patient can also be escalated to a live provider via video using rules that we can configure or patient choice. The mix of automated and virtual care capabilities offered by Amwell is unique in digital care and enables our clients to operate more efficiently while adhering to their own clinical pathways.

Enabling Our Clients Own Provider Networks

The Amwell Platform enables our clients to utilize their own provider networks to digitally deliver treatment to their patients and members across the continuum of care. This capability was demonstrated most clearly during the COVID-19 crisis, when our health system and health plan clients were able to deploy tens of thousands of their own providers onto their virtual care platforms. As of December 31, 2022, approximately 103,500 active providers (as defined in Item 7 below) utilized the Amwell Platform to address their patients’ needs, from primary care, the management of chronic care and specialist visits. We offer provider training, outreach and success services to drive increased patient acquisition and retention, appropriate utilization and better outcomes. We believe our ability to provide our clients with a platform that allows them to utilize their own trusted providers and networks differentiates us within our industry.

Flexible and Scalable Suite of Solutions

Our scalable Amwell Platform allows us to grow with the digital care delivery needs of our clients. Most clients start by providing a single use case, such as on demand urgent care, or start with a subset of their members or patients. As our clients expand their digital care delivery solutions, they can add modules that support additional specialties or specific use cases across broader patient and/or member populations. Our products are currently available in modules and programs that offer the necessary workflows to deliver care across over a variety of use cases. In addition to clients increasing their virtual visit use cases over time, they tend to expand their use of Carepoint hardware as well as consumer devices. As we expand our capabilities, our modules, programs and Carepoint offerings allow us to partner with clients that are new to digital care delivery as well as with rapidly expanding digital care market leaders.

Support for Third Party Applications – Including Clients’ Own Apps

The Amwell Platform offers the ability for clients to add their own existing digital assets and influence care where it happens by activating members directly from within the virtual care visit. This means that clients can make care programs, such as text-based cognitive behavioral therapy or chronic condition management, available for providers to share with patients directly at the time of a visit and members can be escalated from automated care experience to live care. In addition, third-party innovators who want to offer a capability to the Amwell client ecosystem can do so. One example is translation services. Amwell has partnered with Google for real-time transcription/translation, as well as with leading live translation vendors to summon translators to join a video visit.

Client-Branded, Embedded Digital Experiences

Our configurable Amwell Platform and its associated APIs and widgets encourage our clients to deploy digital care programs under their own brands, unlike other telehealth players who promote programs under their brands. Our differentiated approach empowers our clients to advance the look, feel and trust associated with their market-leading brands while we provide the core technology and clinical support to enable quality patient and member care. We are aligned with clients and partner with them to build tailored digital care distribution programs instead of competing with them for their patients.

Platform Integration That Provides for the Efficient Delivery of Digital Care

We enable digital care distribution to be integrated into existing care pathways and workflows rather than as a separate experience. Our proprietary APIs and embeddable software widgets enable clients to embed digital care into existing workflows utilized by providers and patients. Our Platform is provided directly within or synchronized with providers’ EHR systems, including Oracle, Cerner and Epic, as well as through mobile apps, 24-hour nurse and support lines, and “digital front doors" that patients and members access. From an experiential perspective, clients using the Converge platform can deploy various “front door” experiences to best serve their audiences. Providers operating out of their EHRs typically prefer operating the Converge platform functionality from within (embedded in) their existing platform (e.g., Hyperspace for Epic). On the patient side, a variety of front doors lead to a configured consumer experience, including single sign on (SSO) from a patient portal (e.g., Epic MyChart) or from a dedicated portal experience (e.g., the health plan’s member portal). In both cases, no additional login is required as members transition into their virtual visit experience. We also integrate with back-end systems to streamline administrative functions such as enrollment, clinical management, payment, claims administration, e-prescribing, follow-up and data interchanges such as picture archiving and communication systems (“PACS”). For our clients, this functionality eases administrative burdens and supports physician workflows. For patients and members, our embedded functionality simplifies digital care delivery directly into the portals and systems those individuals are already utilizing.

Connected Ecosystem of Health Systems, Health Plans and Innovators

We partner with many of the world’s largest and most trusted health systems, health plans and healthcare innovators. Our broad range of connected healthcare providers is attractive to health plans seeking to expand their care networks, while health systems are drawn to a network with a large number of health plans that allows for the possibility to extend their services through the digital distribution of their care. For example, a large health plan is using the Amwell Platform in a program that seeks to close 20 gaps in care commonly seen across different high priority populations. Our ecosystem benefits from scale in our client base across each stakeholder vertical. For example, we currently work with 30 of the 34 Blue plans nationally, who benefited as we added more of their cohort and allowed members with Blue cards to seamlessly access digitally distributed care outside the geography of their individual Blue plan. Our ecosystem also is strengthened by our partnerships with innovators that bring new services and capabilities to the Amwell Platform. Our partnership with Google allows us to offer captions and translations capabilities for better provider-to-patient communication and our joint venture with Cleveland Clinic, The Clinic, enables Second Opinion programs through the Amwell Platform. Finally, the breadth of our ecosystem has enabled a deep understanding of health system and health plan workflows and reimbursement arrangements between our clients, allowing us to tailor our capabilities to their needs.

Access to Scalable, On-Demand Medical Services to Help Support Our Clients’ Digital Care Solutions

As part of our mission to enable digital care distribution, we offer our clients a medical staffing solution for virtual care services through Amwell Medical Group ("AMG"), representing multi-disciplinary providers with 24/7/365 coverage across 50 states, that integrates with and extends our clients' existing care capabilities. Our AMG roster includes approximately 1,400 active behavioral health providers, strengthening the network we are able to offer our clients. We continue to expand our digital care solutions for chronic condition management with strategic partners in the areas of musculoskeletal, dermatology, diabetes and second opinion services. For health plans, AMG provides essential nationwide clinical coverage for members across a broad range of specialties. For health systems, most require clinical support for their initial programs and then transition to weekend or evening coverage as their clinicians are provisioned. For rural health systems or community hospitals, these clinical services provide wraparound care or access to critical services like telestroke or psychiatry when they may not have any providers to meet these patient needs. During natural disasters or emergent health events such as the

COVID-19 pandemic, AMG can quickly augment staffing needs. By delivering access to on-demand medical staffing, we believe AMG brings trust and stability to our clients’ digital care delivery solutions.

Amwell and Google Cloud are collaborating on a suite of innovative solutions to meet the needs of healthcare clients. Amwell leverages Google’s Cloud Healthcare API to enhance its data infrastructure, providing pathways to intelligent analytics and machine learning capabilities. Examples include patient data display within clinical panels directly in the visit and intelligent patient queueing for visits driven by machine learning. Google’s Contact Center AI makes support more efficient and enables an enhanced support experience for clients, improving efficiency and generating deeper analytical insights to drive continuous improvements in the system.

In order to bring as much value to our clients as possible, Amwell is creating the ability to deliver third party and first party solutions to complement our own solutions. Payers and health systems are increasingly expressing their desire to work with fewer technology partners who can deliver more. This trend is driving our strategy to create a marketplace as part of our platform to provide high-quality vetted apps, services and products developed by leading innovators as well as by our clients themselves.

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

Our Growth Strategies

Drive Greater Adoption with our Existing Clients

We intend to continue to drive greater adoption among existing clients in five ways:

•
Expanding the populations to which our clients offer services—Health plans may begin by offering digital care offerings to a subset of their total membership and over time expand to more members. Health systems may start with a single hospital or region and then expand system wide.
•
Increasing adoption within existing populations—We see significant increases in utilization among clients as providers and patients have become more aware of and comfortable with digital care, and as clients have embedded virtual care more fully into their operations. We use targeted patient and provider engagement campaigns, best practices training as well as operational support to further drive an increase in usage across our Platform.
•
Adding new modules and programs—Most clients begin with one or two modules or programs for digital care delivery, but then expand into additional clinical areas. For health plans, additional programs are typically focused around virtual primary care, behavioral health services, and a range of condition management services that meet the needs of employer clients as well as Medicare Advantage. For health systems, additional modules typically include an expanding range of specialty care use cases across the care continuum.
•
Enabling the sale of new programs and services for clients to sell to their consumers and B2B customers – Many clients benefit from our scalable and customizable Platform to create high value programs to sell into their clients, whether it be virtual primary care staffed by their own providers, chronic care management programs or retail urgent care. The future-ready, customizable and configurable Platform allows clients to target specific populations and opens up new revenue sources for our clients, driving higher value.
•
Expanding their Carepoint suite—Clients typically increase the number of Carepoint devices over time, as they penetrate additional locations and expand their own network of digital care delivery. As the number of Carepoint connections rise, utilization goes up and our clients recognize additional value. We intend to continue to promote our proprietary Carepoint hardware and apps across our client base and believe that expanded Carepoint offerings such as our TV kits will further expand usage of the Amwell Platform.

Increase Penetration by Adding New Clients within our Core Verticals

While we already partner with many of the largest health systems and health plans in the United States, there is still significant room to add additional client relationships. Additionally, Medicare Advantage and Managed Medicaid programs provide a significant growth opportunity as they continue to expand virtual care as a reimbursable service across use cases. We continue to invest in our direct sales force and channel management capabilities to support growth and client support.

Invest in Platform to Continue to Expand Capabilities

We continue to invest in the Amwell Platform with the Converge platform and are developing new technologies, products, modules, programs and capabilities that meet the broadening needs of our clients. We also partner with our clients and other stakeholders to build new features, modules and programs. This includes the ongoing development of our digital tools program capabilities, which allow our clients to design new healthcare protocols by combining brick and mortar services with digital healthcare delivery in areas such as primary or cancer care. Our development of the Converge offering expands the reach of our digital platform into new areas by investing in new technologies. For example, our TV kits allow patients to access digital care services in their hospital room via TVs and our planned Carepoint TV kit for Home will allow patients to access digital care services at home via TVs.

Outside of the in-visit experience, the Amwell Platform is also designed to host a library of automated and asynchronous interactions that serve as a digital companion to patients in the space between visits. These evidence-based interactions — which include chatbots, text-message reminders and nudges, patient education resources, remote patient monitoring and more — not only reinforce the treatment prescribed during the visit but also generate valuable data and insights for providers, with the ability to escalate to virtual or in-person care, as needed. Detecting a sudden increase in pain, redness around a surgical wound, or a very high blood pressure reading, for instance, can trigger an immediate virtual visit or scheduling an in-person appointment with a clinician. Continued investment in interoperability including remote patient monitoring, advanced analytics and lab services as well as the home delivery of pharmaceuticals is expected to allow us to expand use cases.

Expand into International Markets

As regulatory and reimbursement systems around the world evolve, we see a significant opportunity to expand internationally. We signed our first major international client in 2017 when Meuhedet Health Services, a leading Israeli Health Maintenance Organization with 1.2 million covered lives, licensed our Platform. Meuhedet’s telehealth program, launched in 2019, created Israel’s first “Hybrid HMO” using telehealth as the first line of contact for plan members for seamless care delivery and reduced facilities costs for Meuhedet. Our acquisition of SilverCloud, which already operates as a partner of the UK’s National Health Service and as a program in other European countries and in Australia, will enable growth of behavioral health services into markets outside of the U.S. Additionally, we will continue to expand sales of Carepoint hardware into new international markets.

Selectively Pursue Acquisitions

Our comprehensive Amwell Platform enables us to selectively pursue strategic and complementary assets to support our clients’ needs. We have a track record of successfully identifying and integrating acquisitions. Our acquisitions of SilverCloud and Conversa in 2021 added proven longitudinal care and behavioral healthcare capabilities to our digital care enablement platform. SilverCloud is a leading digital mental health platform. Conversa is a leader in automated virtual healthcare. We intend to continue to complement our strong organic growth opportunities by evaluating the acquisition of complementary products and services. Consistent with this strategy, we are engaged in a number of processes related to acquisition opportunities, some of which could be significant.

Our Products

The primary product we sell is access to the Amwell Platform via recurring subscriptions. We sell additional related services and solutions via configurable modules and programs and Carepoint hardware and services, including implementation, engagement, cart fleet management and integration. These additional services can be added to any base platform subscription. We enable the success of the software we sell by also selling access to clinical services on a fee-for-service basis on the Amwell Platform and through our direct-to-consumer app.

Our Technology and Operations

Our technology platform is designed to provide superior patient and provider experiences, encompassing the complete end-to-end virtual visit. Our backend architecture also supports security, data exchange, integration with EHRs, other data repositories and third-party devices. Finally, we offer a portfolio of services to our clients to support their digital care platform. The Converge platform, the latest version of the Amwell Platform, includes both clinical services and hospital capabilities designed to attract and retain patients, drive operational efficiency, encourage physician engagement enable digital care delivery for health systems, and engage members and lower the cost of care for health plans.

Clinical Services Capabilities

Multiple Digital Practices

Patient care is organized into online practices, analogous to a multi-specialty hospital building, allowing patients to choose from a variety of clinical offerings, ranging from primary to specialty care and from wellness to disease. Practices can be organized by clinical specialty (including primary care, behavioral health, nutrition, cardiology), by disease state (including diabetes, asthma, hypertension) or by program type (including smoking cessation, weight loss, addiction therapy). Each practice typically represents a distinct clinical use case with its own associated client branding, patient workflows, associated providers, eligibility and pricing. These practices enable clients to attract patients and members and drive revenue with services they offer.

Visits

For urgent care and walk-in clinic type use cases, patients can seek care on-demand whenever coverage is available (currently 50 states, 24/7 for urgent care). Patients can choose either to see the next available provider or to select a specific provider from among those currently practicing online. If a provider is busy seeing other patients, the patient can choose to wait in queue.

For non-urgent cases, including primary care and specialty care, patients can schedule an appointment time. Appointments can be self-scheduled by patients or scheduled on their behalf by an administrator or provider. Provider availability can be synchronized with a client’s master EHR schedule using our scheduling API, eliminating the need for duplicate, and potentially conflicting scheduling, systems for physical and online appointments.

Alternatively, quick-link scheduled visits functionality allows providers to initiate both scheduled and on-demand visits by sending an email or text message invitation. Visit requests can also be triggered automatically by client-configured analytics and alarms using our Telehealth Now web service. Within a few clicks, patients go from email to live video visit, without ever having to manually register or download any software. This provider-initiated visit functionality is useful for both follow-up and more general population health and care management programs.

Physician Brokerage and Utilization Efficiency

Our patented, real-time brokerage engine matches each patient with the list of available and eligible providers, based on licensing requirements and client-configurable clinical, business and regulatory rules. In this way, we are distinguished from other “callback” models where provider choice is much more limited and is unable to occur real-time.

When patients seek services, one or more potentially available providers are digitally paged or notified based on client-configurable business rules. The first provider to accept the visit request is assigned the patient. Together, these matching technologies ensure the most efficient use of available providers, allowing even busy clinicians to schedule in virtual visit patients between in-person appointments, after hours, or in place of no-shows and cancellations.

Hospital Capabilities

Hospital capabilities provide hospital-based care teams everything they need to conduct provider-to-provider Acute Care consults in an efficient, scalable and easy-to-use experience accessed via web, mobile apps and proprietary Carepoint hardware. The clinician portal is a browser-based solution for providers and administrators, while the Touchpoint mobile app facilitates coordination for providers and care team members on iOS and Android devices. Regardless of location, care teams can review requests, communicate with others, and join a video call to deliver timely and effective care.

Hospital capabilities offer configurable, specialty-specific software workflows to enable rapid and effective response to Acute Care needs, in accordance with a hospital’s care policies. As part of the implementation process, an Amwell team will understand current and desired workflows and configure the Amwell Platform to meet the needs of a particular administrative staff and care team.

Care Coordination and Collaboration Tools

Hospital coordination tools improve response times with case assignment tools, automated alerts and auto-escalation to avoid delays in patient care. This set of tools allows coordinators to schedule and assign providers to cases and manage the case queue. Care teams can be notified via text message, email, SMS enabled pager, on the clinician portal or the Touchpoint mobile app when a new patient case is created, assigned to a provider, escalated, cancelled or completed. The Amwell Platform empowers case team members with coordination tools we believe are HIPAA-compliant within cases, secure messaging and multi-party video calls. Providers are further able to send secure messages between registered providers and care team members from the clinician portal and Touchpoint mobile app, as well as message other providers within the same case.

Overall Platform Design for the Converge Platform

User Experience

The latest version of the Amwell Platform, the Converge platform, is designed to be a consistent experience across any application, workflow or access point for both providers and patients. The entire use experience is brandable by the client, letting providers and patients know they are meeting under the trusted brand of the healthcare organization they trust, driving brand affinity. Amwell uses Twilio’s A/V platform, a best-in-class option for fast, high-quality, reliable connections without having to download an app. Additionally, the modular architecture allows for swappable exchange of the entire A/V experience, allowing different vendors or capabilities such as payments or identity management to be quickly integrated into the Platform in response to client need.

The user experience also has been designed to allow a patient to easily join a visit through Click to Join features: patients can join video visits by clicking on an email or text message, no registration or download required. Tech checks ensure adequate connectivity, browser compatibility and the correct A/V setting, minimizing the risk of dropped or interrupted visits.

Security and Reliability

The Converge platform has been designed to be secure and scalable; testing is automated and includes security scans, all vetted by our QA team. These scans are also vetted by our dedicated cybersecurity team, which includes security experts who monitor and address issues around the clock. We also have a full, evidence-grade digital forensics system that provides real-time analysis using multiple cloud forensic tools to our cybersecurity team. Amwell adheres to what we believe to be the highest security standards in the industry, using Auth0 with OAuth 2.0 SSO webRTC for in-browser video and Google’s Healthcare API for secure and standardized data storage. These security capabilities ensure that clients’ and patients' data are held to high standards, limiting the impact of and ability for cyberattacks.

Scalability and Innovation

The Converge platform allows providers to easily expand their use of digital care, taking advantage of highly scalable managed services from best-in-class technology partners. A serverless multi-cloud microservices architecture lets Amwell adapt to any scale of processing power needed to address visit volumes. Clients can quickly implement a unique experience for patients and providers and embed any workflow in their own branded web and mobile solutions with low code / no code custom development. As digital care delivery continues to evolve, Amwell clients and partners have the flexibility and agility to scale virtual care 10x, or 1,000x, as needed.

Interoperability

The Converge platform is built on FHIR (“Fast Healthcare Interoperability Resources”) – not an antiquated, proprietary data model that needs to be translated to HL7 standards. All data within the Platform works with healthcare organizations’ systems and any EHR. Being FHIR-native allows Amwell to be truly interoperable with the entire healthcare ecosystem and creates an open platform for third-party developers.

App Framework

We have opened the Converge platform to others to build on and expand its abilities. The Platform now hosts and operates applications created by outside developers, whether to serve their own organizations or offer innovations to our large ecosystem. The FHIR APIs at the core can invoke and give context to any external service, which can then be hosted inside the digital care experience, right in the field of view between the patient and the clinician. Apps from several key partners are in development, including Google Cloud, Globo and The Clinic. This app framework allows clients to deliver better, more efficient access to effective care, helping to close gaps in care, enhance treatment and better enable provider-to-patient relationships.

Technology Back-end Architecture

Secure, Scalable, Hosted Environment

We host the Amwell Platform in secure, redundant data centers designed with high levels of availability, redundant subsystems, and compartmentalized security zones. With our Platform as a Service digital care solution, there is no need for clients to purchase hardware, install and upgrade software, or manage system operations. The hosted approach also ensures that visit capacity scales without requiring client-side interventions or upgrades. We manage hosting operations and security from our NOC, which is monitored 24 hours a day. From an operations perspective, we historically deliver high levels of system uptime across the Amwell Platform, maintained through our 24/7 Cyber Command Center that monitors our Platform around the clock.

Due to the sensitive nature of our client and patient data, we have invested heavily in data security and protection. We utilize a multi-tiered security architecture. All data is secured both in motion and at rest using the latest encryption technologies. Our C3 data control center constantly monitors for vulnerabilities and intrusions, including using third-party penetration testing. We believe that all clinical data usage is HIPAA compliant. We maintain HITRUST, ISO 27001 and PCI compliance certifications. Our system security is regularly evaluated and approved by some of the largest health plans, health systems, financial institutions and technology companies in the world.

Reporting and Analytics

We provide a range of standard administrative, utilization and clinical reports. More advanced analytics are user-accessible via our Looker data exploration and discovery business intelligence tool.

Branding and Embeddable Experiences

We support client branding and unique client experiences by offering the ability to fully brand our software as well as to use our APIs and embeddable widgets for both the patient and provider experiences, covering the relevant web and mobile interfaces (iOS and Android). The APIs and embeddable widgets, in turn, allow clients to seamlessly embed our end-to-end patient and provider digital care functionality in their own websites, software and mobile applications. Such embedding is designed to give patients and providers a consistent user experience without having to switch tabs or windows, additional logins or additional app downloads.

For example, some health systems have embedded our Platform in their own patient portals. From a provider perspective, clients are embedding the provider virtual care workflow in their EHRs so that online visits are as easy to schedule and conduct as physical visits.

Sales and Marketing

We sell our digital care solution through our direct sales organization. Our direct sales team is comprised of enterprise-focused field sales professionals who are organized principally by geography and specialty overlays. Our sales operations staff, who support our direct sales team, includes product technology experts, lead generation professionals and sales data experts. We maintain relationships with key industry participants including media publications, industry analyst firms, benefit consultants, brokers, group purchasing organizations and health plan and health system partners.

Channel partners also play an important role in marketing and selling our products to our client base, primarily focusing on the Amwell Platform and Carepoint devices. Channel partners may shorten our sales cycle and lower our client acquisition costs. For example, through EHR channel partners we are able to natively embed our technology into existing health system technology infrastructure which, as a competitive differentiator, may lead to a higher win rate. In addition, because of the technology integration, EHR partner sale may accelerate our ability to launch the technology and ultimately recognize revenue. Carepoint channel partners primarily consist of value-added resellers that have established relationships with health systems and health plans. We typically generate lower revenues in connection with sales obtained through these channel partner agreements.

Clients

Our clients consist of health plans, health systems, government entities and innovator companies that are working to develop next-generation therapeutics, devices and health programs.

Clinical Quality

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

Our AMG clinical operations team works to standardize virtual medical treatment by creating and maintaining standard operating procedures. Our operations team also monitors waiting room queues and can reassign providers and patients as needed. We use analytics to test for appropriateness and efficiency of care as well as prescribing behaviors. AMG's team of nurses uses algorithms to identify potential quality issues and conducts manual reviews of clinical cases, utilizing a random audit process, to ensure high quality care is consistently delivered. Finally, a monthly scorecard is distributed to all AMG providers showing their individual and comparative performance. For urgent care, the median wait time is less than 5 minutes for the 24 months ended December 31, 2022.

Research and Development

Our ability to continue to differentiate and enhance the Amwell Platform depends, in large part, on our capacity to continue to introduce new services, technologies, features and functionality. Our research and development team is responsible for the design, development, testing and certification of our solution. We also maintain a development office in Ramat Gan, Israel, to support our international partners and to serve as an additional development resource. In addition, we utilize certain third-party development services to perform application development. We focus our research and development spend on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our products.

Competition

We view as competitors those companies whose primary business is developing and marketing virtual care and digital care platforms and services. Competition focuses on, among other factors, technology, breadth and depth of functionality, range of associated services, operational experience, client support, extent of client base and reputation. Our competitors in the digital care delivery market range from traditional telehealth players such as Teladoc, Included Health and MDLive; video communications players such as Zoom or Microsoft Teams; physician networks or tools such as Doximity and Caregility; technology companies such as Amazon; and EHR players (which are also partners) such as Epic, Oracle, Cerner, Allscripts and athenahealth.

In the health system market, EHR players could be considered competitors, but many have chosen to partner with us to integrate our capabilities into their own products. Other players have chosen to partner with us to embed our virtual and digital care functionality within their EHR. Competition also comes from large communications software players who offer an entry-level priced and simplified offering for telehealth. Newer players include companies who provide asynchronous chat communications. We believe that the breadth of our existing client ecosystem, the depth of our Platform, and our business-to-business focus on promoting existing healthcare brands and integrating freely with multiple platforms increases the likelihood that stakeholders seeking to develop digital care solutions, both within and outside of healthcare, will choose instead to collaborate with Amwell.

Physicians and Healthcare Professionals

Due to the prevalence of the corporate practice of medicine doctrine (as defined in Item 1A. Risk Factor), including in the states where we predominantly conduct our business, we provide administrative and management services to entities associated with AMG (which are consolidated subsidiaries from a financial reporting perspective) pursuant to which those entities reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. We contract to provide administrative services through business support agreements (“BSAs”) with AMG’s provider groups. AMG in turn contracts with providers. Our business support agreements typically run for ten years and call for us to be paid an annual fee in exchange for managing all administrative aspects of the medical practice in question. It has been the historical practice of the parties to review and adjust this fee on an annual basis. In addition, we have signed direct transfer agreements with the AMG entities. These direct transfer agreements outline the conditions under which we have the right to change the ownership of the clinical entity to a different third party.

In 2012, we entered into a joint venture with an affiliate of Elevance Health, Inc. (formerly Anthem, Inc.) to form National Telehealth Network, LLC (“NTN”). NTN, which is consolidated in our financial statements, is greater than 50% owned by us. NTN is managed by a six person Board of Managing Directors, with the Chairman of the Board appointed by us. NTN’s mandate is to oversee the clinical and administrative operations of Online Care Group, a clinical entity within the AMG family. Online Care Group is dedicated to providing clinical consults on Elevance Health’s LiveHealth Online virtual care platform to Elevance Health members and other users of that platform.

Under a BSA agreement, NTN has agreed to provide exclusive administrative, management and other business support services to Online Care Group. The non-medical functions and services NTN provides under the BSA include the maintenance of medical, billing and accounting records, legal, human resources and the administration of quality assurance, and administration of a risk management program. Additionally, NTN is required to maintain medical malpractice insurance for covered providers as well as appropriate general liability, directors and officers, workers compensation and employment practices insurance. The BSA had an original 10-year term that automatically renewed for an additional 5-year term expiring in February 2028. The BSA automatically renews for 5-year renewals, unless earlier terminated upon mutual agreement of the parties or unilaterally by a party following a material default under the BSA by the non-terminating party. NTN, in turn, has subcontracted all of its responsibilities under the BSA between NTN and Online Care Group to Amwell, under substantially similar terms.

Amwell has signed direct BSAs with the other AMG affiliated entities to provide similar administrative and management services for a fixed fee.

U.S. Government Regulation

Our operations are subject to comprehensive United States federal, state and local regulations and international regulations in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

In response to the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of digital care services. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to digital care services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. Legislation that passed at the end of 2022 will extend most Medicare reimbursement flexibilities through December 31, 2024. This extension includes a waiver for geographic site restrictions (patient may be located at home), the expansion of eligible provider types, and coverage for audio-only consults.

We believe that a return to the status quo would not have a material negative impact on any commercial agreements we have entered into. Each of these agreements has a defined term and virtually none allow for immediate termination for convenience by the client in question. For many healthcare companies engaging in digital care, the most significant potential concern about returning to the status quo is that restrictions on the reimbursement of digital care visits to Medicare beneficiaries, such as when a patient presents to a medical professional from a rural area or at a clinical site, could be re-imposed.

Currently, AMG does not perform these kinds of consultations. As such, all patients who experienced a first-time visit with AMG during the pandemic would be able to continue using the Amwell Platform. In light of that, we do not believe that the visit volume on the Amwell Platform or visit revenue will materially decrease based on a return to the status quo from a regulatory perspective. In fact, we believe that such a return would benefit the Company as the renewed enforcement of HIPAA regulations may force many marginal digital care platforms out of the marketplace, thereby lessening our competition.

Digital Care Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine is subject to various federal, state and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care), equipment, personnel, operating policies and procedures and the prerequisites for the prescription of medication and ordering of tests. The application of some of these laws to digital care is unclear and subject to differing interpretation.

Physicians who provide professional medical services to a patient via digital care must, in most instances, hold a valid license to practice medicine in the state in which the patient is located. We have established systems for ensuring that our affiliated physicians are appropriately licensed under applicable state law and that their provision of digital care to our members occurs in each instance in compliance with applicable rules governing digital care. Failure to comply with these laws and regulations could result in licensure actions against the physicians, our services being found to be non-reimbursable, or prior payments being subject to recoupments and can give rise to civil, criminal or administrative penalties.

Corporate Practice of Medicine Laws in the U.S.; Fee Splitting

We contract with physicians or physician-owned professional associations and professional corporations to provide access to the Amwell Platform to them and their patients. We have entered into management services contracts with AMG-affiliated entities pursuant to which we provide them with billing, scheduling and a wide range of other administrative and management services, and they pay us for those services via management and other service fees. These contractual relationships are subject to various state laws, including those of New York, Texas and California, that prohibit fee splitting or the practice of medicine by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a physician’s professional judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

State corporate practice of medicine and fee splitting laws and rules vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of digital care to a resident of the state. Thus, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In such event, failure to comply could lead to adverse judicial or administrative action against us and/or our affiliated providers, civil, criminal or administrative penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business, and other materially adverse consequences.

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

Other Healthcare Laws

HIPAA established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payers of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters”. The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payers. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme or device or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payers as the federal False Claims Act covers in connection with governmental health programs.

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

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of PHI in electronic form. AMG, our health system clients, and our health plan clients are all regulated as covered entities under HIPAA. We are a business associate of our covered entity clients when we are working on behalf of our covered entity clients including our affiliated medical groups and also when we are providing technology services to those clients via the Amwell Platform. As a business associate, we are also directly regulated by HIPAA and are required to provide satisfactory written assurances to our covered entity clients through written business associate agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of clients, contractual liability to our clients, and direct action by HHS, including monetary penalties.

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

Environmental, Social, and Governance (“ESG”) Initiatives

Our values are core to who we are and serve as the foundation on which we are able to a build a strong organization and promote the long-term interests of our stockholders and stakeholders.

We have begun formalizing our ESG approach at the direction of management and with oversight from the Board. In 2022, we engaged an outside consultant and began developing a comprehensive ESG strategy connected to our strategic business initiatives. In September 2022, we published our inaugural ESG Framework (which is available on the investor relations page of our website). Our website, including the ESG Framework available on our website, is not incorporated by reference into this report. Our approach to ESG is in its beginning stages, but already we have identified three guiding pillars: Our People, Our Products and Our Operations.

We are committed to being transparent throughout this journey and, moving forward, plan to publish ESG reports regularly.

Our ESG Framework

Our Products	Our People	Our Operations
Enabling our clients to achieve their goals around: • Operational Efficiencies & Environmental Stewardship • Clinician Shortages and Burnout • Patient Experience and Outcomes • Health Equity and Access	Strong Culture focused on: • Talent Development & Engagement • Mental & Physical Wellbeing • Diversity & Inclusion • Community Service	Protecting client & employee data with robust processes around: • Cybersecurity & Data Privacy • Compliance & Ethics

Our company was founded by industry veterans, their passion, energy and expertise have contributed to our success as a leading digital care enterprise software company. We continue to expand our sphere of expertise and implement oversight structure that enhance our strategic objectives. Our management team is governed by our Board of Directors ("Board"), which works alongside them to determine our business strategy, ensure the sustainable growth of the company, and oversee our enterprise risks and opportunities and ESG initiatives. Our Board consists of nine directors, 22% identifying as diverse and 78% are independent, who bring a diversity of perspectives, experience, and backgrounds to their role of monitoring and advising management.

Amwell Culture

Mission and Values

Our culture is grounded in our mission to connect and enable providers, payers, patients and innovators to deliver greater access to more affordable, higher quality care. Our values are core to who we are and serve as the foundation on which we are able to build a strong organization filled with employees who deliver exceptional products and services to our clients. At our core we are:

•
Client First – Focused on understanding and supporting clients by embracing change, innovating and enriching patient-provide relationships;
•
One Team – Focused on hiring and developing outstanding people who are encouraged to stay informed and speak up, to celebrate our similarities and honor our difference, and to serve our communities;
•
Deliver Awesome – Focused on bringing passion and energy, acting with integrity, working with agility and a sense of urgency, being accountable, and delivering quality in all we do.

Guided by our mission and values we are able to achieve excellence on behalf of our employees, clients and partners and the patients and providers we serve.

Human Capital - Investing in our Employees

We continually seek ways to attract, grow, develop and retain an exceptionally talented and motivated workforce. We build upon our “One Team” core value by creating and enhancing our range of programs that increase engagement and employee resources.

Our employees are our most valuable asset. As of December 31, 2022, we had 1,035 full-time employees of which 88% are based in the United States, 7% in Ireland, 3% in Israel and 2% in the UK.

Recruitment

In 2022, we continued to focus on building a strong pipeline of talent. Amwell has and continues to build partnerships with universities and other organizations across the country and has implemented a competitive intern program to develop a diverse candidate pool. In addition, our virtual workforce strategy has allowed us to open a global recruitment strategy to hire from all geographies to support our diverse pipeline. As of December 31, 2022, women represented nearly 45% of our global employees. We continue to prioritize our diverse recruitment strategy to build a strong pipeline for women and people of color in our management and leadership roles.

Growth and Development

We promote the continued growth and development of our employees. Through our learning management system, we create meaningful pathways for our employees to build the technical and comprehensive sales skills they need, and off role-specific trainings and certifications. We support our managers with leadership training, a 360 program and coaching. In addition, we encourage on-going external learning and development opportunities with our tuition assistance program.

Compensation and Benefits

We believe that compensation should be competitive, transparent and equitable. We also recognize the benefit of offering a comprehensive benefits package as another way we take care of our employees. We offer the full scope of healthcare coverage, retirement planning, life and disability insurance, employee assistance programs, financial education, mental health support and days off, Covid leave policy, one volunteer day, unlimited PTO and access to our suite of products and services. We also offer full access to all virtual care services to our employees and their immediate family members.

Engagement

We value employee feedback and listen to our employees through various outlets, including all hands meetings and yearly engagement surveys. These avenues have provided us with valuable feedback that has shaped our investments in programs and initiatives for our employees. In 2022, employee feedback shaped our virtual work strategy, the creation of additional technology resources, investments in learning and development platforms, and employee benefits. The Amwell employee voice is the most powerful tool we have for increasing our engagement and the development of a strong and inclusive team.

Amwell has an open-door policy where employees are always welcome to voice concerns about anything related to Amwell or their employment. They have avenues such as Human Resources, Legal or the ability to submit concerns anonymously through our ethics hotline or by phone.

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

Our Company DE&I Pillars and Internal DE&I Committee help guide our initiatives and drive our mission forward. The committee fosters education and development opportunities to educate the employees on topics critical to us in our lives and in the workforce. In 2022, we offered numerous inclusion trainings as well as education on selective diverse populations and cultures led by our grassroots DE&I Committee. Our culture and actions are grounded in our DE&I pillars:

•
Recruitment—
o
Inclusive hiring practices
o
Recruiting with purpose
o
Collaborating with purpose
•
Awareness and Engagement—
o
Support talent to feel included and understood
o
Enable talent to collaborate
o
Inspire talent to lead
o
Educate talent to grow
•
Community—
o
Support the communities we serve
o
Support the communities we live In
o
Reflect our mission externally.

Investing in our Communities

Amwell Cares is our Corporate Social Responsibility Initiative. Guided by Amwell’s purpose, mission and values, Amwell Cares is committed to enriching and giving back to the communities we serve, working to advance healthcare, hunger relief and equality for all. Driven by employees, with executive oversight, Amwell Cares works to support various causes through a variety of activities, including but not limited to company matches, sponsorship of and participation in charity walks/runs, donations and volunteer opportunities, and pro bono healthcare services delivered to communities affected by hurricane, fire or flood. Employees also are encouraged to volunteer on their own and are given a designated volunteer day to allow them time to give back in their local community. In 2022, Amwell donated more than $160,000 in cash and pro bono healthcare services to support our local communities.

Social Responsibility

Social responsibility is deeply embedded in our mission-oriented corporate culture. We never forget that beyond the daily numbers and operating tasks, our goal is to transform how healthcare is delivered by improving access, convenience, economics and quality of care via digital care, initially focusing our efforts on the United States and with an eye toward increasing the reach of such changes internationally. We are proud of our ability to extend access to both primary and specialty care in “healthcare deserts” that exist in both rural and urban pockets domestically and even more so internationally.

Intellectual Property

Our patent portfolio consists of approximately 41 patents and 3 pending patent applications related to our software and technology. We do not currently consider any of our patents to be material to our business. We continue to submit patent applications for new inventions and ideas we develop as well as monitor competitors in an effort to protect our intellectual property.

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in the United States and other geographies. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know-how and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. We require our employees, consultants and certain contractors to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

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

Seasonality

Visit volumes typically follow the annual flu season, rising during quarter four and quarter one and falling in the summer months. The future impact of COVID-19 on seasonality is unknown as there could be additional surges and demand on virtual visits. While we sell to and implement our solutions to clients year-round, we experience some seasonality in terms of when we enter into agreements with our clients and when we launch our solutions to members. We typically enter into a higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the first and fourth quarters. Regardless of when the agreement is entered into, we can typically complete client implementation in an average of approximately three months.

Additional Information

Our website address is https://business.amwell.com. We make available free of charge at the Investors section of this website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file or furnish such materials with the Securities and Exchange Commission, or

SEC. Information on, or accessible through, our website is not part of this Annual Report on Form 10-K or incorporated into reference any of our filings with the SEC, except where we expressly incorporate such information.

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
•
our limited number of significant clients (including our largest client by revenue, Elevance Health, which accounted for 22%, 25% and 23% of our revenue for the years ended December 31, 2020, 2021 and 2022, respectively) and the risk that we may lose their business;
•
weak growth and increased volatility in the digital care market;
•
inability to adapt to rapid technological changes;
•
increased competition from existing and potential new participants in the healthcare industry;
•
our clients’ acceptance of the Converge platform and our ability and the costs to further develop this platform;
•
changes in healthcare laws, regulations or trends as well as our ability to operate in the heavily regulated healthcare industry;
•
slower than expected growth in patient adoption of digital care and in platform usage by either clients or patients;
•
the impact of seasonal viruses on our business or on our ability to forecast our business’s financial outlook;
•
inability to grow our base of affiliated and non-affiliated providers sufficient to serve patient demand;
•
our ability to comply with federal and state privacy regulations and the significant liability that could result from a cybersecurity breach or our failure to comply with such regulations; and
•
holders of our Class A common stock have limited or no ability to influence corporate matters due to the multiple class structure of our common stock and the ownership of Class B common stock by Ido Schoenberg and Roy Schoenberg (the “Founders”), which will have the effect of concentrating voting control with our founders for the foreseeable future.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $272.1 million, $176.8 million and $228.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $1,082.0 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and develop our enterprise software. We intend to continue scaling our business to increase our client, patient, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which consumers can access our services. Accordingly, we anticipate that cost of revenue and operating expenses will increase substantially in the foreseeable future. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. As a result of these factors, we may need to raise additional capital through debt or equity financings in order to fund our operations, and such capital may not be available on reasonable terms, if at all.

A significant portion of our revenue comes from a limited number of clients, the loss of which would have a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied on a limited number of clients for a substantial portion of our total revenue. For the years ended December 31, 2022, 2021 and 2020, our largest client, Elevance, accounted for 23%, 25% and 22% of our revenue, respectively. For the years ended December 31, 2022, 2021 and 2020, our top ten clients by revenue accounted for 47%, 44% and 42% of our total revenue, respectively. We also rely on our reputation and recommendations from key clients in order to promote our solution to potential new clients. The loss of any of our key clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on our revenue, our reputation and our ability to obtain new clients. In addition, mergers and acquisitions involving our clients could lead to cancellation or non-renewal of our contracts with those clients or by the acquiring or combining companies, thereby reducing the number of our existing and potential clients, and their member and patient populations.

In order to support the growth of our business, we may need additional capital, which sources of additional capital may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception and we intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new software-based products and services, enhance our existing solution and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2022, 2021 and 2020, our net cash used in operating activities was $192.3 million, $141.5 million and $112.5 million respectively. As of December 31, 2022, we had $538.5 million of cash, cash equivalents and short-term investments, which are held for working capital purposes.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services and the continuing market acceptance of digital care. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. The cost of borrowing has increased as interest rates have risen, and may continue to increase if interest rates continue to rise, while the current market environment continues to present challenges for companies seeking to raise funds through the capital markets. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

We may incur non-cash impairment charges for our goodwill and other intangible assets which would negatively impact our operating results.

As of December 31, 2022, our balance of goodwill was approximately $435.3 million. Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. While no impairment charge was incurred as of our most recent annual impairment test on November 30, 2022, our stock price sustained a decline during the fourth quarter of the year ended December 31, 2022. In the event there is a further sustained decline in our stock price, future adverse changes in our projected cash flows, and/or changes in key assumptions, including but not limited to an increase in our discount rate, lower market multiples, lower revenue growth, lower operating margin, and/or a lower terminal growth rate, we may be required conduct additional impairment testing of our goodwill, other intangibles and/or long-lived assets and subsequently record a non-cash impairment charge. Such a non-cash charge would likely have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge. For additional information, see Part II, Item 7: Management’s Discussion & Analysis of Financial Condition and Results of Operations under the sub-heading “Critical Accounting Policies and Estimates—Goodwill and Intangible Assets.”

Risks Related to Our Business and Industry

The digital care market is immature and volatile, and if it does not develop, if it develops more slowly than we expect, if it encounters negative publicity or if our services are not competitive, the growth of our business will be harmed.

The digital care market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our clients’ members or patients to use, and to increase the frequency and extent of their utilization of, our services, as well as on our ability to demonstrate the value of digital care to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our services or the digital care market as a whole could limit market acceptance of our services. If our clients, or their members or patients, do not perceive the benefits of our services, or if our services are not competitive, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of digital care could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

Rapid technological change in our industry presents us with significant risks and challenges.

The digital care market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our solution with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future software-based products and services becoming uncompetitive or obsolete.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

While the digital care market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the digital care delivery market from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Our competitors in the digital care delivery market range from traditional digital care players such as Teladoc, Included Health and MDLive; video communications players such as Zoom or Microsoft Teams; physician networks or tools such as Doximity and Caregility; technology companies such as Amazon; and EHR players (which are also partners) such as Epic, Cerner, Allscripts and athenahealth. Competition could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

Some of our competitors may have greater name recognition, longer operating histories and significantly greater resources than we do. Further, our current or potential competitors may be acquired by third parties with greater available resources. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements and may have the ability to initiate or withstand substantial price competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace. Accordingly, new competitors or alliances may emerge that have greater market share, a larger client base, more widely adopted proprietary technologies, greater marketing expertise, greater financial resources and larger sales forces than we have, which could put us at a competitive disadvantage.

Our competitors could also be better positioned to serve certain segments of the digital care market, which could create additional price pressure. In addition, many healthcare provider organizations are consolidating to create integrated healthcare delivery systems with greater market power. As provider networks and managed care organizations consolidate, thus decreasing the number of market participants, competition to provide products and services like ours could become more intense, and the importance of establishing and maintaining relationships with key industry participants could increase. These industry participants may try to use their market power to negotiate price reductions for our products and services. In light of these factors, even if our solution is more effective than those of our competitors, current or potential clients may accept competitive solutions in lieu of purchasing our solution. If we are unable to successfully compete in the digital care market, our business, financial condition and results of operations could be materially adversely affected.

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect client demand and affordability for our products and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

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

Negative public perception of our business, and in particular virtual behavioral health services, could adversely affect our business.

Unfavorable publicity regarding the healthcare industry, and in particular virtual behavioral health services, could materially adversely affect our reputation and our business. We enable virtual health services in a variety of clinical areas, including behavioral and mental health. Providers that use our services can diagnose behavioral and mental health conditions virtually and subsequently prescribe controlled substances in line with such diagnosis, including well-known mental health prescription drugs such as Adderall. There is substantial media coverage in the U.S. surrounding mental health and virtual health services, and to the extent such coverage is negative, it could have a material adverse effect on our business.

For example, in April 2022, a lawsuit was brought against telehealth company Cerebral for allegedly overprescribing stimulants to customers that had been virtually diagnosed with attention deficit hyperactivity disorder, and in May 2022, the Department of Justice launched an investigation in possible violations of the Controlled Substances Act. That same month, CVS Health and Walmart announced they were no longer filling prescriptions for controlled substances provided by Cerebral or another telehealth company. If we were to be named in any similar media report, lawsuit or government investigation, it could have a material adverse effect on our business, financial condition, and results of operations.

If growth in the number of individuals covered by our health systems and health plans decreases, or the number of products or services that we are able to sell to our clients decreases due to legal, economic or business developments, our revenue will likely decrease.

We currently generate most of our revenues from clients who purchase access to our enterprise software. These contracts generally have stated initial terms of three years. Most of our clients have no obligation to renew their subscriptions for our solution after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Our future results of operations depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth may be constrained.

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

A decline in the prevalence of employer-sponsored healthcare or the emergence of new technologies may render our digital care solution obsolete or require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, and it is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, such as the emergence of new technologies as more competitors enter our market, could result in our digital care solution being less desirable or relevant.

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

If our new digital care offerings are not adopted by our clients, or if we fail to innovate and develop new software offerings that are adopted by our clients, our revenue and results of operations will be adversely affected.

To date, we have historically derived a substantial majority of our revenue from clients who pay for access to our enterprise software. However, as a result of the COVID-19 pandemic, our visit revenue has grown substantially; the impact of this on our future revenue mix will depend on patient and provider behavior. Our longer-term results of operations and continued growth will depend on our ability to successfully develop and market new digital care products and services that our clients want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development to enhance our existing solution and introduce new high-quality digital care products and services such as our Converge platform. If existing clients are not willing to make additional payments for such new applications, or if new clients and their members and patients do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, appropriately timed with market opportunity or effectively brought to market.

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

The outbreak of a contagious disease or virus, such as the novel coronavirus (COVID-19), or a public health emergency has in the past and may continue to have an impact on business and economic conditions that could adversely affect our business, results of operations and financial condition.

In the past, adverse effects on workforces, organizations, clients, economies and financial markets globally, leading to an economic downturn and increased market volatility have resulted due to the economic impacts of public health emergencies, such as the COVID-19 pandemic.

The outbreak and spread of contagious diseases such as COVID-19, as well as measures undertaken to contain the spread of the disease, could cause disruptions and severely impact our business, including, but not limited to:

•
negatively impacting our clients’ business, as well as loss of employment, resulting in difficulty collecting accounts receivable and/or fewer fees generated;
•
negatively impacting our ability to facilitate the provision of our services to health system, health plan or innovator clients due to unpredictable demand;
•
creating regulatory uncertainty if certain restrictions on reimbursement or the practice of medicine across state lines are reintroduced in the future; and
•
harming our business, results of operations and financial condition.

We cannot predict with any certainty whether and to what degree the disruption these public health emergencies, including the COVID-19 pandemic, and reactions thereto will occur and continue, and may continue to face difficulty accurately predicting our internal financial forecasts and outlook.

It is not possible for us to accurately predict the duration or magnitude of the adverse results of the a public health emergency or disease outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material. Any such public health emergency, including the COVID-19 pandemic, may also have the effect of heightening many of the other risks identified elsewhere in this section.

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

Our digital care strategy depends on the ability of our affiliated medical group to maintain and expand its network of skilled qualified providers. If it is unable to do so, our future growth would be limited and our business, financial condition and results of operations would be harmed.

Our success is dependent upon our affiliated medical group, AMG, and its continued ability to maintain a network of highly trained and qualified digital care providers. If AMG is unable to recruit and retain board-certified physicians and other healthcare professionals, it would have a material adverse effect on our business and ability to grow and would adversely affect our results of operations. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our clients or difficulty meeting regulatory or accreditation requirements. The ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels, state physician licensing laws and standard of care requirements, and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers. The failure of AMG to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our consumer base, higher costs, healthcare provider network disruptions, less attractive clinical services for our clients and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

We may make adjustments to our historical Active Providers metrics as a result of changes in our methodology

While we believe that our Active Providers metrics are reasonable, we do not tag each provider using our platform. We base the Active Providers metrics on internal estimates that involve judgment, assumptions and sampling. We are continually seeking to improve the accuracy of our Active Providers metrics and have made revisions to our methodologies and corrected prior period errors in the past. As a result of improvements or changes in our methodology, we may make adjustments to our historical Active Providers metrics.

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

We have experienced significant growth in recent periods, which puts strain on our business, operations and employees. For example, we grew from 812 full-time employees as of December 31, 2020 to 1,035 full-time employees as of December 31, 2021 and 1,123 full-time employees as of December 31, 2022. We have also increased our client and consumer bases significantly over the past five years. We anticipate that our operations will continue to rapidly expand. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

A key aspect to managing our growth is our ability to scale our capabilities, including in response to unexpected shifts in demand for digital care, such as during the COVID-19 pandemic, to implement our solution satisfactorily with respect to both large and demanding clients, who currently constitute the substantial majority of our client base. Large clients often require specific features or functions unique to their consumer base, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solution to our clients in a timely manner. If we are unable to address the needs of our clients or consumers, or our clients or consumers are unsatisfied with the quality of our solution or services, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Annual Report relating to the size and expected growth of the digital care market may prove to be inaccurate. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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
•
historically, a significantly higher proportion of our clients’ members and patients use our services during peak cold and flu season months, and due to the COVID-19 pandemic, there were other variations in the timing of the sale of our services in the periods of peak COVID cases; the future impact of COVID-19 on seasonality is unknown as there could be additional surges and demand on digital care visits;
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

Additionally, certain international geopolitical conflicts, such as between Russia and Ukraine, may create additional risks for our business. For example, we have engineering contractors who are located in Ukraine. The conflict in that region and our exposure to it may heighten many other risks disclosed in our public filings, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse macroeconomic conditions; increased exposure to cyber-attacks; risks to the contractors that we use in the region; constraints or disruption in the capital markets and our sources of liquidity; and a potential inability to service certain contractual obligations if our contractors in the region are otherwise unable to perform.

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

Our services involve the storage and transmission of clients’ and our consumers’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, clients, consumers and others, as well as the protected health information (“PHI”), of our consumers. We are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information. Because of the extreme sensitivity of the information we store and transmit, the security features of our and our third-party vendors’ computer, network, and communications systems infrastructure are critical to the success of our business. A breach or failure of our or our third-party vendors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, ransomware, cyber-attacks by computer hackers such as denial-of-service and phishing attacks, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks, including on companies within the healthcare industry. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our third-party vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive patient or member data (including PHI), a loss of or damage to our data, an inability to access data sources, or process data or provide our services to our clients. Such failures or breaches of our or our third-party vendors’ security measures, or our or our third-party vendors’ inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect client, patient, member or investor confidence in us, and reduce the demand for our services from existing and potential clients. In addition, we could face litigation, damages for contract breach, monetary penalties, or regulatory actions for violation of applicable laws or regulations, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Additionally, we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Data privacy is also subject to frequently changing laws, rules, regulations and standards in the various jurisdictions in which we operate. Such initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Our Board of Directors is briefed periodically on cybersecurity and risk management issues by our Chief Information Officer and General Counsel and we have implemented a number of processes to avoid cyber threats and to protect privacy. However, the processes we have implemented in connection with such initiatives may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace.

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

Our information systems must be continually updated, patched and upgraded to protect against known vulnerabilities. The volume of new vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. The ongoing conflict in Russia and the Ukraine may also result in heightened cybersecurity risk across our networks and platforms. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed. Due to the large number of systems and platforms that we operate, the increased frequency at which vendors are issuing security patches to their products, the need to test patches and, in some cases coordinate with clients and vendors, before they can be deployed, we continuously face the substantial risk that we cannot deploy patches in a timely manner. We are also dependent on third-party vendors to keep their systems patched and secure in order to protect our information systems and data. Any failure related to these activities and any breach of our information systems could result in significant liability and/or have a material adverse effect on our business, reputation and financial condition.

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

We made significant investments in the Converge platform in 2022, which investments will continue into 2023. While we expect these investments to provide significant advantage, we cannot assure you that all enhancements will be completed on a timely basis within our budget or achieve our goals. In addition, we and our clients could suffer disruptions which could adversely affect us. Finally, our management could be distracted while working on this implementation, and we could be required to operate multiple versions while we are implementing the upgrade.

If we cannot implement our solution for clients or resolve any technical issues in a timely manner, we may lose clients and our reputation may be harmed.

Our clients utilize a variety of data formats, applications and information systems and our solution must support our clients’ data formats and integrate with complex enterprise applications and information systems. If our enterprise software does not currently support a client’s required data format or appropriately integrate with a client’s applications and information systems, then we must configure our enterprise software to do so, which increases our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.

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

Our proprietary third party technology solutions, including integration with EHR providers, like Cerner and Epic, or mobile applications utilizing our SDK, are very complex and may contain design, coding or other errors, especially when first introduced. It is possible that providers may discover errors in our software after their introduction to the market. Our software is used not just for telehealth itself but also handling insurance eligibility, medical record access, payment. claims submission, artificial intelligence based chat with patients and training patients on coping with behavioral health issues. Therefore, users of our software are less tolerant of errors than the market for other types of technologies generally. Our client agreements typically include warranties by the Company confirming the operation of our solution in accordance with specifications. If a software solution fails to meet these warranties or leads to faulty clinical decisions or injury to patients, it could constitute a material breach under the client agreement, allowing the client to terminate the agreement and possibly obtain a refund or damages or both; require us to incur additional expense in order to make the solution meet these criteria; or subject us to claims or litigation by our clients or clinicians or directly by the patient. Additionally, such failures could damage our reputation and could negatively affect future sales. Although we maintain liability insurance coverage, there can be no assurance that such coverage will cover any particular claim that has been brought or that may be brought in the future, that such coverage will prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful material claim or series of claims brought against us, if uninsured or under-insured, could materially harm our business, results of operations and financial condition.

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

In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request, or prohibit licensors from charging a fee to licensees. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs. We cannot assure you that we have not incorporated open-source software into our proprietary software in a manner that may subject our proprietary software to an open-source license that requires disclosure, to clients or the public, of the source code to such proprietary software. Any such disclosure would have a negative effect on our business and the value of our proprietary software.

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

In the future, we could become a party to additional, patent litigation and other infringement proceedings. The cost to us of any patent litigation or other infringement proceeding, even if resolved in our favor, could be substantial. Some of our would-be competitors may sustain the costs of such litigation more effectively than we can because of their greater financial resources.

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

Our business entails the risk of medical liability claims against AMG providers and us. Although we and AMG carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our and AMG’s insurance coverage. Recently, the provision of mental health services virtually has attracted widespread attention, and several other providers have received regulatory and litigation focus for inappropriate prescriptions of psychiatric medication. While we have not received such focus, any future focus on us could increase claims against us. AMG carries professional liability insurance for itself and each of its healthcare professionals, and we separately carry a professional liability insurance policy, which covers medical malpractice claims and covers our existing subsidiaries. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to AMG providers or to us in the future at acceptable costs or at all.

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

Our business exposes us to risks that are inherent in the provision of digital care and access to remote, virtual healthcare. If clients or individuals assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our solution. We attempt to limit our liability to clients by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations.

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

In August 2022, the Inflation Reduction Act (the “IRA”) was signed into law, which includes implementation of a new corporate alternative minimum tax (the “CAMT”), among other provisions. The CAMT imposes a minimum tax on the adjusted financial statement income (“AFSI”) for “applicable corporations” with average annual AFSI over a three-year period in excess of $1 billion. Although we currently do not believe that we are or are likely to be in the near future subject to the CAMT and thus do not believe that the CAMT will impact our tax results in the near future, there are a number of uncertainties and ambiguities as to the interpretation and application of the CAMT, and it is possible that future growth in our business and AFSI and/or any future guidance with respect to the interpretation and application of the CAMT could result in the CAMT having a material effect on our liability for corporate taxes and our consolidated effective tax rate.

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

Because we retain the economic ownership in and control over shares of the PCs, even though we have transferred legal title to the shares of the PCs to Dr. Cynthia Horner and Dr. Carrie Nelson, with respect to the Online Care Group, in order to comply with the laws of the various states in which the PCs were formed and operate, we believe that we are the beneficial owners of the stock of the PCs for U.S. federal and state income tax purposes and thus are entitled to include the PCs in our U.S. federal consolidated income tax return and file a unitary or similar basis in certain states. For further discussion of this structure, see “Item 1. Business—Physicians and Healthcare Professionals.” However, there is no case law or other binding administrative guidance that directly addresses our facts, and it is possible that the Internal Revenue Service (the “IRS”) or a state taxing authority could take the position that we are not the beneficial owner of the stock of the PCs and thus are not entitled to include the PCs in our U.S. federal consolidated income tax return or state unitary or similar tax return, as applicable. There can be no assurance that the IRS or a state taxing authority will not take this position, or that such position would not be sustained if we were to challenge any such position in an administrative appeal or in a court.

If we were not treated as the beneficial owner of the stock of the PCs, and were not entitled to include the PCs in our U.S. federal consolidated income tax return or a state unitary or similar tax return, this could have a material adverse effect on our cash position, tax liabilities, results of operations and financial condition.

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

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for digital care services which could adversely affect our results of operations.

Sales and use and similar tax laws and rates vary greatly from state to state. For 2022 we filed sales and use tax in 46 states. With respect to the remaining states in which we do not collect sales and use or similar taxes, although some of these states consider software-as-a-service to be exempt from sales and use tax or the state does not charge sales and use tax, one or more of the remaining states may assert that we had economic nexus with such state and were required to collect such taxes with respect to past or future services, which could result in tax assessments and penalties and interest. The assertion of such taxes against us for past services, or any requirement that we collect sales taxes on its provision of future services, could have a material adverse effect on our business, cash tax liabilities, results of operations, and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain credit and capital loss carryforwards to offset future taxable income. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2022, we had approximately $772.6 million of federal NOL carryforwards, $34.9 million of tax effected state NOL carryforwards, $1.6 million of federal research and development credit carryforwards. The federal NOL carryforwards for years before 2018 begin to expire in 2026, the state NOL carryforwards began to expire in 2022 and federal research and development credit carryforwards begin to expire in 2027. Federal NOL carryforwards totaling $541.2 million generated in 2018 and after do not expire and can be carried forward indefinitely. Based on our analysis of changes in the ownership of our stock through December 31, 2022, we do not believe that any such changes prior to such date resulted in significant limitations under Section 382 of the Code on our ability to utilize NOL and credit carryforwards generated prior to that date. However, changes in the ownership of our stock after December 31, 2022, some of which are outside of our control, could result in an ownership change under Section 382 of the Code after such date, which could significantly limit our ability to utilize our existing and future NOL and credit carryforwards arising at any time prior to such ownership change. In addition, certain of our NOLs for years before 2019 may be subject to a separate set of limitations applicable to losses from “separate return years,” which may limit our ability to use such losses against the income of our consolidated group. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOL and our research and development credit carryforwards.

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
•
difficulty converting the clients of the acquired business onto our enterprise software and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
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

We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we may operate lack a developed legal system and have elevated levels of corruption. Our business also must be conducted in compliance with applicable export controls and trade and economic sanctions laws and regulations, including those of the U.S. government, the governments of other countries in which we will operate or conduct business and various multilateral organizations. Such laws and regulations include, without limitation, those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our provision of services to persons located outside the United States may be subject to certain regulatory prohibitions, restrictions or other requirements, including certain licensing or reporting requirements. Our provision of services outside of the United States exposes us to the risk of violating, or being accused of violating, anti-corruption, exports controls and trade compliance and economic sanctions laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to reputational harm as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and suspension or debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Though we have implemented an anti-corruption policy as well as formal training and monitoring programs, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our services in certain jurisdictions.

Our ability to conduct digital care services in a particular jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to digital care services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in the suspension or modification of our digital care operations in certain states. However, the extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of digital care services, it is uncertain how long the relaxed policies will remain in effect, and, there can be no guarantee that once the COVID-19 pandemic is over that such restrictions will not be reinstated or changed in a way that adversely affects our business. However, although many of the executive orders have expired, several states have made permanent changes to their telehealth requirements, which in most cases will result in increased access to telehealth services. Most of the federal waivers have been extended through December 31, 2024, regardless of when the public health emergency ends.

Additionally, it is possible that the laws and rules governing the practice of medicine and the practice of pharmacy, including remote care, in one or more jurisdictions may change in a manner deleterious to our business. For instance, a few states have imposed different, and, in some cases, additional, standards regarding the provision of services via digital care. Some states impose strict standards on using digital care to prescribe certain classes of controlled substances that can be commonly used to treat behavioral health disorders. The unpredictability of this regulatory landscape means that sudden changes in policy regarding standards of care and reimbursement are possible. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we or our affiliated medical group were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our relationships with affiliated professional entities, which we do not own, to provide physician services, and our business would be adversely affected if those relationships were disrupted.

There is a risk that authorities in some jurisdictions may find that our contractual relationships with AMG and AMG’s physicians providing digital care violate laws prohibiting the corporate practice of medicine or fee-splitting. These laws generally prohibit the practice of medicine by or sharing of professional fees with lay persons or entities and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. Generally, we are prohibited from exercising control over the medical judgments or decisions of physicians or engaging in certain financial arrangements, such as splitting professional fees with physicians. The extent to which each state considers particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. As such, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis and we cannot guarantee that subsequent interpretation of the corporate practice of medicine laws will not circumscribe our business operations. The enforcement of state corporate practice of medicine doctrines may result in the imposition of penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers.

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in more than 40 states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we provide administrative and management services to entities associated with AMG pursuant to which those entities reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. We do not own our AMG-affiliated entities. For example, AMG affiliated entities are owned by either Dr. Cynthia Horner, one of AMG’s medical providers, who also currently serves as our Medical Director, or Dr. Carrie Nelson, our Chief Medical Officer. We in turn contract with these entities through business support agreements and direct transfer agreements for the provision of health care services and the receipt of fees. For further discussion of this structure, see “Item 1. Business—Physicians and Healthcare Professionals.” While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with AMG, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our consumers and could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with AMG and its corresponding relationship with its providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

•
the federal physician self-referral law, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions apply, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $27,750 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $185,009 for a circumvention scheme;
•
the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts, or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $112,131 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;
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

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG, have continued their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $12,537 to $25,076 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

Our ability to conduct digital care services internationally is subject to the applicable laws governing remote care and the practice of medicine in such location, and the interpretation of these laws is evolving and varies significantly from country to county and are enforced by governmental, judicial and regulatory authorities with broad discretion. We cannot be certain that our interpretation of such laws and regulations are correct in how we structure our operations, our arrangements with physicians, services agreements and client arrangements.

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

The privacy and security of personally identifiable information (“PII”) stored, maintained, received or transmitted electronically is a major issue in the United States and abroad. While we strive to comply with all applicable privacy and security laws and regulations, as well as our own posted privacy policies, legal standards for privacy, including but not limited to “unfairness” and “deception,” as enforced by the FTC and state attorneys general, continue to evolve and any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose clients, which could have a material adverse effect on our business. Recently, there has been an increase in public awareness of privacy issues in the wake of revelations about the activities of various government agencies and in the number of private privacy-related lawsuits filed against companies. Any allegations about our practices with regard to the collection, use, disclosure, or security of personally identifiable information or other privacy-related matters, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

For example, we send short message service, or SMS, text messages to potential end users who are eligible to use our service through certain clients and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-actions suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend.

We also publish statements to our clients and clients that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders

Numerous foreign, federal and state laws and regulations govern collection, dissemination, use and confidentiality of personally identifiable health information, including (i) state privacy and confidentiality laws (including state laws requiring disclosure of breaches); (ii) HIPAA; and (iii) European and other foreign data protection laws.

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

Further, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations, rules and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. For example, California implemented the California Confidentiality of Medical Information Act, that imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California has also implemented the California Consumer Privacy Act, as amended by the California Privacy Rights Act ("CPRA" and collectively, "CCPA"), which increases privacy rights for California residents and imposes obligations on companies that process their personal information. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Further, the CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The CPRA also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions of the CPRA went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

There are many other state-based data privacy and security laws and regulations, including laws that share similarities with the CCPA, with at least four such laws (in Virginia, Colorado, Connecticut and Utah) having taken effect, or scheduled to take effect in 2023, that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects and could restrict the way services involving data are offered, all of which may adversely affect our results of operations. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.

The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our clients and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased client demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

There are numerous foreign laws, regulations, rules, standards and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of PII and other personal or client data, the scope of which is continually evolving and subject to differing interpretations. If we provide digital care services outside the United States, we must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. For example, the European Union ("EU") has enacted the General Data Protection Regulation (“GDPR”) for controllers and processors of personal data. The GDPR imposes stringent data protection requirements and provides for severe penalties for breach, which could be imposed directly in connection with European operations. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU and European Economic Area (“EEA”) member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the GDPR we may be required to put in place additional mechanisms ensuring compliance. European data protection law also imposes strict rules on the transfer of personal data out of the EEA to the United States; for example, in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could affect our ability to efficiently process personal data from the EEA. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. Moreover, following the United Kingdom’s (“UK”) withdrawal from the EU, and the expiry of the transition period, we have to comply with the GDPR and separately the GDPR as implemented in the UK, each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The EU and the UK each recognize the other territory as adequate under data protection law. However, the future relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, e.g. how data transfers between EU member states and the UK will be treated following proposed UK reforms. The UK GDPR will not automatically incorporate changes made to the GDPR going forward (which would need to be specifically incorporated by the United Kingdom government). Moreover, the United Kingdom government has publicly announced plans to reform the UK GDPR in ways that, if formalized, are likely to deviate from the GDPR, all of which creates a risk of divergent parallel regimes and related uncertainty. These changes may lead to additional compliance costs and could increase our overall risk. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of client confidence, damage to our brand and reputation, and a loss of clients, any of which could have an adverse effect on our business.

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that our business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. For example, because of increasing concerns about health information privacy, through guidance documents, some government agencies are taking a newly expansive view of the scope of information subject to the laws and regulations that they enforce. Federal, state and foreign enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Any such investigations, prosecutions, convictions or settlements could result in significant financial penalties, damage to our brand and reputation, and a loss of clients, any of which could have an adverse effect on our business.

State, federal and foreign privacy and security laws and regulations are constantly evolving and our failure to comply with such changes could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, patient and members bases and revenue.

Various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with clients. For example, some countries have adopted laws mandating that PII regarding clients in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.

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

Because of the extreme sensitivity of the PII and PHI we store and transmit, the security features of our enterprise software are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and member data, including PHI. As a result, our reputation could be severely damaged, adversely affecting client and member confidence. Consumers may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Finally, as noted above, any conversion of existing shares of Class B or Class C common stock would dilute the relative voting power of all holders of shares of Class A common stock. As of December 31, 2022, the Company had 32,945,952 shares of Class A common stock reserved for issuance upon conversion of Class B and Class C common stock. To the extent that the holders of Class B or Class C common stock convert their shares, your proportional vote out of the 49% vote to which the Class A shares (together with the Class C shares, in the case of votes other than for directors) are entitled while shares of Class B common stock remain outstanding will be diluted.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of February 10, 2023, we had outstanding 244,647,353 shares of Class A common stock, 27,390,397 shares of Class B common stock and 5,555,555 shares of Class C common stock. Moreover, certain stockholders have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of Class A common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located in Boston, Massachusetts and is a LEED certified building. We also have an office in Ramat Gan, Israel and Dublin, Ireland. We are subleasing offices acquired in acquisitions in Seattle, Washington, and Woodland Hills, California. All of our office locations are leased. We also maintain hardware inventory in facilities based in San Diego, California.

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

Holders

On February 10, 2023, there were 213 stockholders of record of our Class A common stock, two stockholders of record of our Class B common stock and one stockholder of record of our Class C common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required hereunder will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2022.

Purchase of Equity Securities

The Company had no purchases of its common stock for any month during the fourth quarter of the fiscal year covered by this report.

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

Overview

Amwell is a leading enterprise software company enabling digital delivery of care for healthcare’s key stakeholders. We empower health providers, payers and innovators to achieve their digital ambitions, enabling a hybrid model of in-person, virtual and automated care. We provide our clients with the core technology and services necessary to successfully develop and distribute digital care programs that meet their strategic, operational, financial and clinical objectives under their own brands. Our enterprise software connects care across in-person, virtual and automated modalities and provides an open, scalable infrastructure that can grow alongside our clients. We bring technology and services that deliver new models of care, strategic partnerships, consistent execution, and better outcomes. As of December 31, 2022, we powered the digital care programs of more than 55 health plans, which collectively represent more than 90 million covered lives, as well as approximately 140 of the nation’s largest health systems, representing more than 2,000 hospitals. Since inception, we have powered more than 20.9 million virtual care visits for our clients, including more than 6.5 million in the year ended December 31, 2022.

Our Business Model

We sell our enterprise software on a subscription basis, which with our modular platform architecture allows our clients to introduce innovative digital care use cases over time, expanding our subscription revenue opportunity. To support the enterprise software, we offer professional services on a fee-for-service basis and a range of patient and provider Carepoint devices and software that support hospital and home use cases and access to AMG, our affiliated medical group that provides clinical services on a fee-for-service basis. The combination of the enterprise software, services and Carepoint hardware allows our clients to deploy digital care solutions across their full enterprise, deepening their relationships with existing and new patients and members through improved care access and coordination, cost and quality. Our contracts are typically three years in length but may be longer for our largest strategic client partners.

Key Metrics and Factors Affecting Our Performance

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

Health Systems:

	Years Ended December 31,
	2022	2021	2020
Average Number of Health System Clients	153	154	149
Total Health System Subscription Revenue	$61.2 million	$54.7 million	$49.8 million
Average Annual Contract Value	$401 thousand	$356 thousand	$334 thousand

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

Health Plans:

	Years Ended December 31,
	2022	2021	2020
Average Number of Health Plan Clients	57	58	57
Total Health Plan Subscription Revenue	$48.7 million	$41.9 million	$34.9 million
Average Annual Contract Value	$862 thousand	$723 thousand	$612 thousand

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

Digital Care Utilization

Digital care utilization is a key driver of our business. A client’s overall utilization of its digital care platform provides an important measure of the value they derive. Digital care utilization drives our business in three important ways. First, to the extent a client succeeds with its digital care program and sees good usage, they are more likely to renew and potentially expand their contract with us. Second, our health systems agreements typically include a certain number of visits conducted by their own providers annually and provide that as certain volume thresholds are exceeded, its annual license fees will rise to reflect this growing value. Third, to the extent that clients utilize provider services from AMG, Amwell derives revenue from clinical fees. We expect that our future revenues will be driven by the growing adoption of digital care and our ability to maintain and grow market share within that market.

COVID-19 dramatically accelerated digital care adoption seen in both overall volumes and embracement of delivering higher acuity care in a virtual medium. Peak COVID-19 pandemic visit growth reflected several factors. Many patients needed assessment for respiratory or other COVID-19-like symptoms and sought to be assessed for possible referral to hospital or testing facilities. In addition, many patients, especially those with health vulnerabilities, sought to avoid going into brick-and mortar-facilities – and indeed our health systems’ clients preferred wherever possible to treat patients remotely at home for non-COVID-19 related ongoing healthcare needs. Finally, we saw significant expansion of reimbursement for digital care during the COVID-19 crisis, which made digital care more affordable for many people.

We continue to experience these levels of digital care adoption and usage of our enterprise software and products. In the year ended December 31, 2021, our clients completed a total of 5.9 million visits on the Amwell Platform, while in the year ended December 31, 2022, 6.5 million visits were completed. Visits in 2020 were driven by the height of the COVID-19 pandemic while visits in 2021 and 2022 were driven by expanded utilization of the Amwell Platform evident by a larger number of clients’ own providers using the Amwell Platform. AMG providers accounted for 25% of total visits performed on the Amwell Platform during the years ended December 31, 2022 and 2021, respectively. We demonstrated that virtual care goes beyond urgent care pandemic needs through the increase in scheduled visits. Scheduled visits increased from 4.2 million to 4.6 million during the years end December 31, 2021 and December 31, 2022, respectively.

Visits:

	Years Ended December 31,
	2022	2021	2020
Overall Visits	6,465,000	5,885,000	5,875,000
AMG Visits	1,640,000	1,480,000	1,595,000
Total Visit Revenue	$124.3 million	$116.6 million	$117.2 million
Revenue per Visit	$76	$79	$73
(1)
In the year ended December 31, 2022, we revised our methodology of how we count visits in our Amwell Psychiatric Care business which is part of our AMG visits. This change resulted in an adjustment to the number of visits reported as of December 31, 2021, the numbers included in the table above reflect the current methodology.

AMG Visit: An AMG visit is a case completed by our AMG affiliate providers and visit revenue reflects fee-for-service revenue to AMG for the visit.

Active Providers

An important indicator of the value of our Amwell Platform to our clients is the number of non-AMG providers that are active on the Amwell Platform. As we noted in Item 1A. Risk Factors we may make adjustments to our historical Active Provider metrics with revisions to our methodology for calculating this number in the future. We define “Active Providers” as providers that have delivered a visit on the Amwell Platform at least once in the last 12 months. Active Providers demonstrate the prevalence of digital care within our clients in both home and hospital environments. We believe Active Providers is a measure of our success in delivering on our mission of enabling access to care. We expect that the number of Active Providers will increase over time as a result of several factors:

•
the number of modules and use cases deployed within health systems
•
the adoption of digital care by providers across the spectrum of care
•
the expansion of modules and programs through acquisitions, including Conversa and SilverCloud
•
the number of programs offered through health plans
•
the continued improvement in the regulatory environment for digital care, including reimbursement for digital care services
•
the ongoing consumerization of healthcare

We continue to experience growth in core Active Providers in the current year, in which approximately 11,000 active providers were added to the Amwell Platform all coming from our Health System and Health Plan clients.

Total Active Providers:

	Years Ended December 31,
	2022	2021(1)	2020
AMG	3,500	3,500	4,000
Client Providers	103,500	92,500	68,000
Total Active Providers	107,000	96,000	72,000
(1)
In the year ended December 31, 2022, we revised our methodology of calculating Active Providers as part of our efforts to account for unique providers who conduct visits on multiple platforms and products. This change resulted in an adjustment to the number of active providers reported as of December 31, 2021, the numbers included in the table above reflect the current methodology.
•
AMG: providers from our affiliated Amwell Medical Group
•
Client Providers: our Health Plan and Health System client’s own providers (non-AMG providers) that are active on the Amwell Platform
•
Active Providers: providers that have delivered a visit on the Amwell Platform at least once in the last 12 months

Invest in Growth

We expect to continue to focus on long-term revenue growth through investments in technology development and sales and marketing efforts. In addition, we believe additional investments in platform modules and clinical programs will allow us to continue to penetrate our products and services further into our existing client relationships. Accordingly, in the short term we expect these activities to increase our net losses, but in the long term, we anticipate that these investments will positively impact our results of operations.

Acquisitions

We have expanded and intend to continue to expand our enterprise software through research and development as well as the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded the channels that we serve and our distribution capabilities as well as broadening our service offering. Our acquisitions of SilverCloud and Conversa add proven longitudinal care and behavioral healthcare capabilities to our digital care enablement platform. SilverCloud is a leading digital mental health platform. Conversa is a leader in automated virtual healthcare. Acquisition costs and integration costs are an additional one-time cost incurred as part of the acquisitions and investment in the future growth of the business.

Seasonality

Visit volumes typically follow the annual flu season, rising during quarter four and quarter one and falling in the summer months. COVID-19 has altered these historical trends as we may see spikes other times in the year with new variant outbreaks. The future impact of COVID-19 on seasonality is unknown as there could be additional surges and demand on virtual care visits. While we sell to and implement our solutions to clients year-round, we experience some seasonality in terms of when we enter into agreements with our clients and when we launch our solutions to members.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) initial public offering expenses, (vi) acquisition-related expenses and (vii) other items affecting our results that we do not view as representative of our ongoing operations, including direct and incremental expenses associated with the COVID-19 pandemic. We had no such other items during the years ended December 31, 2022, 2021 and 2020.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(272,072)	$(176,782)	$(228,626)
Add:
Depreciation and amortization	26,153	16,089	10,153
Interest and other income, net	(6,123)	(120)	(1,632)
(Expense) benefit from income taxes	64	(5,376)	639
Stock-based compensation	69,144	43,809	118,358
Public offering expenses(2)	—	1,223	2,039
Acquisition-related (income) expenses	—	7,289	(48)
Noncash expenses and contingent consideration adjustments(3)	12,153	(10,987)	—
Capitalized software development costs	(10,155)	—	—
COVID-19-related expenses(1)	—	—	6,076
Litigation expense(4)	5,575	2,182	352
Adjusted EBITDA	$(175,261)	$(122,673)	$(92,689)

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
(4)
Litigation expense relates to legal costs related to the Teladoc litigation which was dismissed pursuant to a confidential settlement between the parties in 2022.

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

Components of Results of Operations

Revenue

The Company has demonstrated continued revenue growth as a direct result increasing acceptance of digital care, our penetration of the market, and the successful launch of new or expanded products that enable broadened applications of settings for care delivered virtually. Revenue performance is reflective of the strong foundation that has been built, focused around health plans, health systems, our provider network and a consistently increasing visit base.

We generate revenues from the use of our enterprise software in the form of recurring subscription fees for use of our enterprise software, and related services and Carepoint sales. We also generate revenue from the performance of AMG patient visits.

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

Cost of revenues are primarily driven by the size of our provider network and the hosting and technical support required to service our Platform clients. Our business models are designed to be scalable and to leverage fixed costs to generate higher revenues. While we currently expect increased investments to support accelerated growth, we also expect increased efficiencies and economies of scale. Our quarterly cost of revenues as a percentage of revenues is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. Due to the quarantine and isolation strategies employed by governmental authorities, health systems and health plans to deal with the COVID-19 pandemic, a significant portion of healthcare was forced to be delivered virtually. Our health plan and health system clients believe that overall utilization of telemedicine and care delivered virtually will continue to increase during and after the COVID-19 crisis. By partnering with our clients during the crisis, we understand the increased volume and additional types of care they intend to deliver virtually on our enterprise software. We originally expected this increase in volume, evolution and advancement of telemedicine usage to occur over the next few years but we have now adjusted our research and development strategies to match the views of our client partners, thus accelerating the expansion of our enterprise software volume capacity and the development of additional functionality through new programs and modules. We have also expanded the use of offshore resources to provide more efficient rates which are designed to offset the increased research and development spend. While we have recognized an increase in the research and development expense throughout the current year, the corresponding future revenue growth is expected to result in lower expenses as a percentage of revenue. This increased spend represents an investment in a more scalable and economically beneficial solution that will properly position the Company to benefit in the long term. We believe the increase in spend is temporary and we expect to see a gradual decline during 2023.

Our research and development expenses may also fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our research and development expenses. We are accelerating our multiyear technology investment to accommodate the anticipated significant growth in market demand for increasingly broad and sophisticated digital care enablement infrastructure following COVID-19.

Sales and Marketing Expenses

Sales expenses consist primarily of employee-related expenses, including salaries, benefits, commissions, travel and stock-based compensation costs for our employees engaged in commercial activities. We will continue to invest appropriately in sales expenses as we look to grow with new prospects and expand the business of our existing clients. We will continue to elevate the skills and impact of our sales personnel and related account management teams as we look to provide a differentiated and enhanced client experience to our growing client base as well as identifying new strategic market opportunities.

Marketing expenses consist primarily of personnel and related expenses (inclusive of stock-based compensation) for our marketing staff that primarily support the sales organization and client engagement. Marketing costs also include third-party independent research, digital marketing campaigns, participation in trade shows, brand messaging, public relations costs, and the costs of communication materials that are produced to generate awareness and utilization of the Amwell Platform among our clients and their users.

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

We expect our general and administrative expenses to increase for the foreseeable future associated with continuing to grow our business. However, we expect our general and administrative expenses to decrease as a percentage of our total revenue over the next several years. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

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

Consolidated Results of Operations

The following table sets forth our summarized consolidated statement of operations data for the years ended December 31, 2022, 2021 and 2020 and the dollar and percentage change between the respective periods:

	Years Ended December 31,
				Fiscal Year 2022 to Fiscal Year 2021		Fiscal Year 2021 to Fiscal Year 2020
(in thousands)	2022	2021	2020	Change	%	Change	%
Revenue	$277,190	$252,789	$245,265	$24,401	10%	$7,524	3%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	160,422	148,474	156,790	11,948	8%	(8,316)	(5)%
Research and development	138,487	106,594	84,412	31,893	30%	22,182	26%
Sales and marketing	81,628	66,154	55,095	15,474	23%	11,059	20%
General and administrative	146,353	94,624	166,246	51,729	55%	(71,622)	(43)%
Depreciation and amortization expense	26,153	16,089	10,153	10,064	63%	5,936	58%
Total costs and operating expenses	553,043	431,935	472,696	121,108	28%	(40,761)	(9)%
Loss from operations	(275,853)	(179,146)	(227,431)	(96,707)	54%	48,285	(21)%
Interest income and other income (expense), net	6,123	120	1,632	6,003	5,003%	(1,512)	(93)%
Loss before benefit (expense) from income taxes and loss from equity method investment	(269,730)	(179,026)	(225,799)	(90,704)	51%	46,773	(21)%
(Expense) benefit from income taxes	(64)	5,376	(639)	(5,440)	(101)%	6,015	(941)%
Loss from equity method investment	(2,278)	(3,132)	(2,188)	854	(27)%	(944)	N/A
Net loss	(272,072)	(176,782)	(228,626)	(95,290)	54%	51,844	(23)%
Net loss attributable to non-controlling interest	(1,643)	(448)	(4,194)	(1,195)	267%	3,746	(89)%
Net loss attributable to American Well Corporation	$(270,429)	$(176,334)	$(224,432)	$(94,095)	53%	$48,098	(21)%
Revenue

For the year ended December 31, 2022, the increase in revenue from the prior period was substantially driven by an increase in subscription revenue. While our aggregated number of health systems clients has declined this has not resulted in a revenue decline as we have retained our more significant clients and these clients have expanded their use of our enterprise software. Subscription revenue increased by $12.7 million, or 12% driven by expanded use of our enterprise software by existing clients through increased number of members they provided access to the enterprise software, increased number of programs, increased modules and increased volume of care delivered on our enterprise software by our clients’ own providers. Visit revenue earned from AMG patient visits increased by $7.7 million. The increase was primarily due to increased visit volume in urgent care believed to be driven by the impact of seasonal viruses as well as the Omicron variants, as well as visit volume from new clients. Other revenue increased by $4.0 million due to increased professional service revenue for new clients.

For the year ended December 31, 2021, the increase in revenue from the prior period was substantially driven by an increase in subscription revenue. Subscription revenue increased by $9.9 million, or 10% as a result of new clients subscribing to the Amwell Platform and existing clients expanding their use of the Amwell Platform through increasing the number of members they provided access to the Amwell Platform, increased number of programs, increased modules and increased volume of care delivered on our Platform by our clients’ own providers. Visit revenue earned from AMG patient visits decreased by $0.6 million The decrease was primarily driven by reduced visit volume versus the height of the COVID-19 pandemic experienced in the second quarter of 2020, but was slightly offset by the overall increased utilization of telemedicine as a part of now normal delivery of healthcare and the rise of visit volume attributable to the Covid variants in the fourth quarter of 2021. For the year ended December 31, 2021, the increase in revenue was partially offset by the decrease of services and Carepoints revenue. Services and Carepoints were significant in 2020 as clients spent heavily to meet the initial requirements of providing care during the COVID-19 pandemic.

Costs of Revenue, Excluding Depreciation and Amortization of Intangible Assets

For the year ended December 31, 2022, the increase in cost of revenue was primarily due to an increase of $4.0 million in consulting costs and $3.0 million related to employee-related costs due to increased headcount. There was also an increase in provider costs of $4.1 million due to increased visits.

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

Research and Development Expenses

For the year ended December 31, 2022, the increase in research and development expense was primarily driven by an increase of $14.6 million in consulting services primarily for the Converge platform (an additional $10.2 million was capitalized as software development costs). There was also a $12.2 million increase in employee-related costs (inclusive of stock compensation expense) due to increased headcount. There was also an increase in non-cash compensation of $2.8 million primarily related the acceleration of the bonus escrow award for the SilverCloud acquisition.

For the year ended December 31, 2021, the increase in research and development was primarily driven by an increase of $14.1 million in employee-related costs (inclusive of stock compensation expense). The increase in research and development expense was further driven by a $7.9 million increase in consulting services primarily driven by increased spend in the first half of the year related to the Converge platform.

The Company has initiated a focused effort to invest in the area of research and development, primarily on the hiring of highly technically skilled resources to execute on our growth strategy with the development of the Converge platform functionality. The increase in the research and development is expected to gradually decline in future periods. The corresponding growth and revenue from this investment is expected to result in a lower expense as a percentage of revenue.

Total research and development employee headcount increased to 358 on December 31, 2022, as compared to 347 on December 31, 2021 and 289 on December 31, 2020.

Sales and Marketing Expenses

For the year ended December 31, 2022, the increase in sales and marketing expense primarily consisted of $7.6 million in employee-related costs (inclusive of commissions and stock compensation expense) due to increased headcount. Consulting expense increased $2.3 million mainly related to marketing campaigns and services for system integration. There was also an increase of $1.8 million related to meals and travel and $1.4 million related to conferences and company meetings that did not occur in the prior year. There was also an increase in non-cash compensation of $1.8 million primarily related the acceleration of the bonus escrow award for the SilverCloud acquisition.

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

Total sales and marketing employee headcount increased to 291 on December 31, 2022, as compared to 249 on December 31, 2021 and 185 on December 31, 2020.

General and Administrative Expenses

For the year ended December 31, 2022, the increase in general and administrative expense was driven by an increase related to employee-related costs (inclusive of $23.2 million of stock compensation expense) of approximately $33.5 million, due to additional equity awards granted in 2022 and headcount increase. There was an increase of $2.8 million in system costs to enhance administrative processing. In addition, there was an increase in contingent consideration adjustments recorded of $14.7 million related to the Conversa and SilverCloud revenue earnouts and an increase in non-cash compensation of $3.8 million primarily related the acceleration of the bonus escrow award for the SilverCloud acquisition.

There was also a decrease of $5.9 million in consulting costs as there were no acquisitions in the current year and two acquisitions in the prior year.

For the year ended December 31, 2021, the decrease in general and administrative expense was driven by a decrease in stock-based compensation expense of $81.5 million predominantly related to awards granted to the co-CEOs related to our IPO in 2020. The decrease was also driven by the fair value adjustment to the contingent consideration of $13.7 million. The decrease was offset by increases related to employee-related costs (excluding stock compensation expense) of approximately $2.8 million, $5.9 million increase in insurance costs for our directors and officers, $4.7 million in consulting costs largely related to the Acquisitions and $5.4 million in increased legal costs largely related to the Teladoc litigation and the Acquisitions. The decrease in general and administrative expenses was further offset by a $4.0 million increase in system costs to enhance administrative processing.

General and administrative expenses, excluding the increase in stock-based compensation, are expected to remain relatively flat in future periods as we have now recognized the impact of the regulatory and compliance costs associated with being a publicly traded company and scaled the Company to meet these complexities and requirements.

Total general and administrative employee headcount increased to 248 on December 31, 2022, as compared to 221 on December 31, 2021 and 159 on December 31, 2020.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the year ended December 31, 2022. Amortization expense increased by $10.7 million for the year ended December 31, 2022. The increase in amortization was related to a full year of amortization related to the intangible assets acquired in the Acquisitions.

Depreciation expense remained consistent for the year ended December 31, 2021. Amortization expense increased by $5.9 million for the year ended December 31, 2021. The increase in amortization was related to the intangible assets acquired in the Acquisitions.

Interest Income and Other Income (Expense), net

For the year ended December 31, 2022, interest income and other expenses consist primarily of interest income and gains from our cash equivalents and short-term investments, the increase in interest income is due to the increase in the investments held during the year (investments matured just prior to December 31, 2022).

For the year ended December 31, 2021, interest income and other expenses consist primarily of interest income and gains from our cash equivalents and short-term investments, the decline in interest income is due to the decline in the investments held during the year.

Benefit (Expense) from Income Taxes

Income tax expense was $0.1 million for the year ended December 31, 2022, compared to income tax benefit of $5.4 million for the year ended December 31, 2021. The decrease in the benefit is primarily due to the fact we released part of the valuation allowance in the prior year in the U.S. due to the Acquisitions the Company continues to be in a net loss position and have minimal tax expense.

Income tax benefit was $5.4 million for the year ended December 31, 2021, compared to income tax expense of $0.6 million for the year ended December 31, 2020. The increase in the benefit is primarily due to a $5.8 million release of the valuation allowance in the U.S. due to the Acquisitions.

Loss from Equity Method Investment

The Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via digital care. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investments in CCAW, JV LLC using the equity method of accounting.

During the years ended December 31, 2022 and 2021, the Company recognized a loss of $2.3 million and $3.1 million as its proportionate share of the joint venture results of operations, respectively.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Years December 31,
	2022	2021	2020
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(192,323)	$(141,537)	$(112,464)
Net cash used in investing activities	(11,630)	(59,633)	(66,757)
Net cash (used in) provided by financing activities	(3,612)	5,754	983,116
Total	$(207,565)	$(195,416)	$803,895

Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $538.5 million as of December 31, 2022, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

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

Prior to our IPO, the Company funded its operations primarily through private placements of its convertible preferred stock as well as through revenues generated through client contracts.

As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations of $275.9 million and a net loss of $272.1 million for year ended December 31, 2022 and had an accumulated deficit of $1,082.0 million as of December 31, 2022.

The Company has no debt as of December 31, 2022 and expects to generate operating losses in future years.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the issuance date of the financial statements. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of consultations on our enterprise software, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of digital care services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be adversely affected.

Cash Used in Operating Activities

For the year ended December 31, 2022, cash used in operating activities was $192.3 million. The primary driver of this use of cash was our net loss of $272.1 million. The net loss for the year was reflective of the investments made back into the Company (from both a personnel and technology perspective), partially offset by the overall growth of our business from expanded use of our enterprise software by existing clients through increased number of members they provided access to the enterprise software, increased number of programs, increased modules and increased volume of care delivered on our enterprise software by our clients’ own providers. The net loss was partially offset by non-cash expenses of $107.8 million (primarily stock-based compensation of $67.7 million and depreciation and amortization of $26.2 million).

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

Cash Used in Investing Activities

Cash used in investing activities was $11.6 million for the year ended December 31, 2022. Cash used in investing activities consisted of a $2.0 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic, $10.2 million of capitalized software development costs, $0.3 million in the purchases of property and equipment, and purchases of investments of $499.2 million offset by $500.0 million in proceeds from maturities of investments.

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

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the year ended December 31, 2022, was $3.6 million. Cash used in financing activities consisted of the payment of the Conversa integration earnout of $11.8 million, partially offset by $8.2 million of proceeds from the exercise of employee stock options and employee stock purchase plan.

Cash provided by financing activities for the year ended December 31, 2021, was $5.8 million. Cash provided by financing activities consisted of $20.8 million of proceeds from the exercise of employee stock options. These proceeds were offset by cash payments primarily for the purchase of treasury stock of $15.0 million.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2022:

	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating Leases	$15,223	$3,203	$7,477	$4,543	$—
Purchase Obligations	$19,083	7,583	11,500	—	—
Total	$34,306	$10,786	$18,977	$4,543	$—

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

Revenue Recognition

The Company generates revenue from contracts with clients who purchase access to the Company’s enterprise software which includes access to the Company’s network of medical professionals. The Company also provides implementation and post go-live professional services for its enterprise software.

Access to the enterprise software, includes the ability for clients to access the AMG network of medical professionals, as well as, in certain cases, support and maintenance and other professional services. The typical contract term is three years. Most of the Company’s contracts are non-cancelable over the contractual term. Clients typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms.

For clients who purchase access to the enterprise software, the Company hosts a dedicated instance of the enterprise software, white-labeled under the client’s own name, branding, and with customized workflows and operating choices. Certain implementation services are required in order for the client to drive its intended benefit. These implementation services generally span several months and are not performed by another entity.

We recognize revenue from contracts with clients using the five-step method described in Note 2 in our consolidated financial statements. At contract inception, we evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. We combine contracts entered into at or near the same time with the same client if we determine that the contracts are negotiated as a package with a single commercial objective; the amount of consideration to be paid in one contract depends on the price or performance of the other contract; or the services promised in the contracts are a single performance obligation.

In general, we satisfy the majority of our performance obligations over time as we transfer the promised services to our clients. We review the contract terms and conditions to evaluate the timing and amount of revenue recognition; the related contract balances; and our remaining performance obligations. These evaluations require significant judgment around the proper identification of performance obligations, which could affect the timing and amount of revenue recognized.

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

Goodwill and Intangible Assets

Amortization of acquired intangible assets is the result of historical acquisitions. As a result of these transactions, contractor and customer relationships, acquired technology, and trade name were identified as intangible assets, and are amortized over their estimated useful lives.

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually on November 30 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by the Company’s publicly quoted share price, below our net book value. Our goodwill impairment tests are performed at the enterprise level given our single reporting unit.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. A charge is reported as impairment of goodwill in the consolidated statements of operations and comprehensive loss. As of November 30, 2022 there was no impairment of goodwill as the fair value of our reporting unit exceeded our carrying value by approximately 10%. Volatility of the stock price could cause a further decline in the Company’s market capitalization, based upon the Company’s publicly quoted share price, below the Company’s carrying or book value. If this decline in our share price is sustained, it would require further testing of our goodwill in our next reporting period and it may result in an impairment of our goodwill.

Stock-Based Compensation

We measure all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We generally issue stock options, restricted stock units (“RSU’s”) and performance-based market condition share awards ("PSU's") to employees. Stock options and RSUs only have service-based vesting conditions and the Company records the expense for these awards using the straight-line method. Stock option awards and restricted stock units issued to the co-CEOs prior to the IPO or as a result of the IPO (“IPO RSUs”) were expensed when granted as the requisite future service of the awards is not substantive for accounting purposes. PSUs have multiple tranches each with certain market capitalization milestones and service-based vesting conditions and the Company records the expense for these awards over the estimated life of each tranche

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. The assumptions and estimates are as follows:

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

The fair value of the PSUs is estimated using a Monte-Carlo valuation simulation. Similar to stock options, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $538.5 million, $746.4 million, and $941.6 million as of December 31, 2022, 2021 and 2020, respectively. The Company also held investments totaling $100.0 million as of December 31, 2020 These amounts were primarily invested in money markets and U.S. Treasury bills. As of December 31, 2022 and December 31, 2021the Company held no investments. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

We do not believe that an increase or decrease of 100 basis points in interest rates would have a material effect on our business, financial condition or results of operations. However, our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Interest rates have risen and may continue to rise in 2023. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

Fluctuations in the value of our money market funds caused by a change in interest rates (gains or losses on the carrying value) are recorded in other income and are realized only if we sell the underlying securities.

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of December 31, 2022 the Company has one foreign subsidiary in Israel, the functional currency of that subsidiary is the U.S. dollar. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the years ended December 31, 2021 and 2022 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. As our international operations expand it will increase our exposure to foreign currency exchange risk in the future.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last two years. However, the U.S. economy has experienced and is continuing to experience high rates of inflation, and such inflation risk may continue in 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officers and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3)
Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporation by Reference
		Form	File Number	Exhibit Number	Filing Date
2.1	First Amendment to Agreement and Plan of Merger and Reorganization by and among American Well Corporation, Apollo Subsidiary Corporation, Apollo Subsidiary LLC, Avizia, Inc., dated June 13, 2018	S-1	333-248309	2.2	August 24, 2020

3.1	Amended and Restated Certificate of Incorporation	S-1	333-248309	3.1	August 24, 2020

3.2	By-Laws	S-1	333-248309	3.2	August 24, 2020

4.1	Form of Common Stock Certificate	S-1	333-248309	4.1	August 24, 2020

4.2	Second Amended and Restated Investors’ Rights Agreement, dated October 8, 2010	S-1	333-248309	4.2	August 24, 2020

4.3	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated November 1, 2016	S-1	333-248309	4.3	August 24, 2020

4.4	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated May 29, 2018	S-1	333-248309	4.4	August 24, 2020

4.5	Amendment No. 3 to Second Amended and Restated Investors’ Rights Agreement, dated September 5, 2019	S-1	333-248309	4.5	August 24, 2020

4.6	Amendment No. 5 and Joinder to Second Amended and Restated Investors’ Rights Agreement, dated September 21, 2020	8-K	001-39515	10.1	September 22, 2020

4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39515	4.7	March 26, 2021

4.9#†	Agreement and Plan of Merger by and among American Well Corporation, SilverCloud Health Holdings, Inc., Shannon Merger Subsidiary Inc, Shannon Merger Sister Subsidiary, LLC, and Fortis Advisors LLC, as the Securityholder Representative Named Herein, dated as of July 28, 2021	S-3ASR	333-260157	4.9	October 8, 2021

4.10#†	Agreement and Plan of Merger by and among American Well Corporation, Conversa Health, Inc., Copernicus Merger Subsidiary Inc, Copernicus Merger Sister Subsidiary, LLC, and Fortis Advisors LLC, as the Securityholder Representative Named Herein, dated as of July 27, 2021	S-3ASR	333-260157	4.10	October 8, 2021

4.11	Amendment 1 to Agreement and Plan of Merger by and among American Well Corporation, Conversa Health, Inc., Copernicus Merger Subsidiary Inc, Copernicus Merger Sister Subsidiary LLC, and Fortis Advisors LLC, as the Security Representative Named Herein, dated as of July 27, 2021	10-Q	001-39515	4.1	May 10, 2022

4.12	Amendment No 1 to the Agreement and Plan of Merger by and among Parent, the Company, Shannon Merger Subsidiary, Inc., Shannon Merger Sister Subsidiary, LLC, and the Fortis Advisors, LLC, as the Security Representative, dated July 28, 2021.	10-Q	001-39515	4.2	August 5, 2022

4.13†*

Amendment No 2 to the Agreement and Plan of Merger by and among Parent, the Company, Shannon Merger Subsidiary, Inc., Shannon merger Sister Subsidiary, LLC, and the Fortis Advisors, LLC, as the Security Representative, dated July 28, 2021

10.1#	Amended and Restated 2006 Employee, Director and Consultant Stock Pan, as amended	S-1	333-248309	10.1	August 24, 2020

10.2#	2020 Equity Incentive Plan	S-1	333-248309	10.5	August 24, 2020

10.3†	Master Services Agreement, dated January 1, 2023, by and among American Well Corporation and Elevance Health, Inc.	8-K	001-39515	10.1	December 1, 2022

10.4†	Statement of Work, dated as of November 28, 2022, by and between American Well Corporation and Elevance Health, Inc.	8-K	001-39515	10.2	December 1, 2022

10.5†	Provider Agreement, dated as of November 28, 2022, by and between Blue Cross of California doing business as Anthem Blue Cross and Online Care Group, P.C.	8-K	001-39515	10.3	December 1, 2022

10.6†

Provider Agreement, dated as of November 28, 2022, by and among Rocky Mountain Hospital and Medical Service, Inc., doing business as Anthem Blue Cross and Blue Shield and HMO Colorado, Inc. doing business as HMO Colorado, Anthem Health Plans, Inc. doing business as Anthem Blue Cross and Blue Shield, Anthem Insurance Companies, Inc. and Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. d/b/a Anthem Blue Cross and Blue Shield, Anthem Insurance Companies, Inc. doing business as Anthem Blue Cross and Blue Shield, Anthem Health Plans of Kentucky, Inc. d/b/a Anthem Blue Cross and Blue Shield, Anthem Health Plans of Maine, Inc. doing business as Anthem Blue Cross and Blue Shield, RightCHOICE Managed Care, Inc., Anthem Health Plans of New Hampshire, Inc. doing business as Anthem Blue Cross and Blue Shield and Matthew Thornton Health Plan, Inc., Rocky Mountain Hospital and Medical Service, Inc. doing business as Anthem Blue Cross and Blue Shield and HMO Colorado, Inc. doing business as HMO Nevada, Empire Health Choice HMO, Inc. (d/b/a Empire BlueCross BlueShield HMO or Empire Blue Cross HMO) and Empire Health Choice Assurance, Inc. (d/b/a Empire BlueCross BlueShield or Empire Blue Cross), Community Insurance Company doing business as Anthem Blue Cross and Blue Shield, Anthem Health Plans of Virginia, Inc. doing business as Anthem

		8-K	001-39515	10.4	December 1, 2022

	Blue Cross and Blue Shield, Blue Cross Blue Shield of Wisconsin doing business as Anthem Blue Cross and Blue Shield and Online Care Group, P.C.

10.7	Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated December 20, 2012, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.11	August 24, 2020

10.8	Amendment No. 1 to the Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated January 1, 2016, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.12	August 24, 2020

10.9	Form of Indemnification Agreement	S-1	333-248309	10.19	August 24, 2020

10.10#	Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.20	August 24, 2020

10.11#	Employment Agreement between American Well Corporation and Roy Schoenberg, dated June 18, 2020	S-1	333-248309	10.21	August 24, 2020

10.12#	Offer Letter for Keith W. Anderson, dated August 8, 2018	S-1	333-248309	10.22	August 24, 2020

10.13#	2020 Employee Stock Purchase Plan	S-1	333-248309	10.23	August 24, 2020

10.14#	Restricted Stock Unit Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.24	August 24, 2020

10.15#	Restricted Stock Unit Agreement between American Well Corporation and Roy Schoenberg, dated June 18, 2020	S-1	333-248309	10.25	August 24, 2020

10.16#†	Business Support Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and Online Care Network P.C. and, as to certain sections, Peter Antall, M.D.	S-1	333-248309	10.26	August 24, 2020

10.17#	Amendment No. 6 to the Business Support Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and Online Care Network P.C.	S-1	333-248309	10.27	August 24, 2020

10.18#†	Business Support Subcontractor Services Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.28	August 24, 2020

10.19#	Amendment No. 4 to the Business Support Subcontractor Services Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.29	August 24, 2020

10.20#	Stock Purchase Agreement, dated August 22, 2020, by and among American Well Corporation and Google LLC	S-1	333-248309	10.33	August 24, 2020

10.21#§	Employment Agreement between American Well Corporation and Kurt Knight, dated August 26, 2020	S-1	333-248309	10.34	August 24, 2020

10.22#§	Employment Agreement between American Well Corporation and Keith Anderson, dated September 7, 2020	S-1	333-248309	10.35	August 24, 2020

10.23#§	Employment Agreement between American Well Corporation and Phyllis Gotlib, dated January 1, 2018	S-1	333-252047	10.29	January 12, 2021

10.24†	Employment Agreement between American Well Corporation and Brendan O’Grady, dated July 19, 2021	8-K	001-39515	10.1	July 23, 2021

10.25	Employment Agreement between American Well Corporation and Robert Shepardson, dated September 15, 2021	8-K	001-39515	10.1	September 21, 2021

10.26	Addendum to Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 29, 2021	10-Q	001-39515	10.39	November 12, 2021

10.27#	Non-Employee Director Compensation Policy	10-K	001-39515	10.36	March 26, 2021

10.28#	2020 Employee Stock Purchase Plan Sub-Plan for Israeli Participants	10-K	001-39515	10.37	March 26, 2021

10.29#§	Amended & Restated Employment Agreement between American Well Corporation and Keith Anderson, dated March 24, 2021	10-K	001-39515	10.38	March 26, 2021

10.30#	Sub Plan to the 2020 Equity Incentive Plan Republic of Ireland and the United Kingdom	10-K	001-39515	10.39	February 28, 2022

10.31#	Amendment to Amended & Restated Employment Agreement between American Well Corporation and Keith Anderson, dated September 21, 2021	10-Q	001-39515	10.40	November 12, 2021

10.32#	American Well Corporation Sub Plan to the 2020 Employee Stock Purchase Plan Republic of Ireland and the United Kingdom, dated February 8, 2022	10-K	001-39515	10.41	February 28, 2022

10.33#	Form of PSU Award Agreement	10-Q	001-39515	10.1	May 10, 2022

10.34#	Amendment to the 2020 Employee Stock Purchase Plan	10-Q	001-39515	10.2	May 10, 2022

10.35#	Employment Agreement between American Well Corporation and Phyllis Gotlib, dated April 8, 2022	8-K	001-39515	10.1	August 5, 2022

10.36#	Performance Share Unit Agreement between American Well Corporation and Ido Schoenberg, dated May 11, 2022	10-Q	001-39515	10.3	August 5, 2022

10.37#	Performance Share Unit Agreement between American Well Corporation and Roy Schoenberg, dated May 11, 2022	10-Q	001-39515	10.4	August 5, 2022

10.38#	Amendment No. 1 Employment Agreement by and between Kurt Knight and American Well Corporation, dated August 26, 2020	10-Q	001-39515	10.1	November 8, 2022

10.39#	Amendment No. 1 Employment Agreement by and between Robert Shepardson and American Well Corporation, dated September 15, 2021	10-Q	001-39515	10.2	November 8, 2022

10.40#	Amendment No. 1 Employment Agreement by and between Phyllis Gotlib and American Well Corporation, dated April 8, 2022	10-Q	001-39515	10.3	November 8, 2022

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officers Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded with the Inline XBRL document)

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

American Well Corporation

Date: February 23, 2023	By:	/s/ Ido Schoenberg, MD
Ido Schoenberg
Co-Chief Executive Officer

Date: February 23, 2023	By:	/s/ Roy Schoenberg, MD, MPH
Roy Schoenberg
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ido Schoenberg, MD	Co-Chief Executive Officer (principal executive officer)	February 23, 2023
Ido Schoenberg

/s/ Roy Schoenberg, MD, MPH	Co-Chief Executive Officer (principal executive officer)	February 23, 2023
Roy Schoenberg

/s/ Robert Shepardson	Chief Financial Officer (principal financial officer)	February 23, 2023
Robert Shepardson

/s/ Paul McNeice	Vice President of Accounting (principal accounting officer)	February 23, 2023
Paul McNeice

/s/ Deval Patrick	Director	February 23, 2023
Deval Patrick

/s/ Stephen Schlegel	Director	February 23, 2023
Stephen Schlegel

/s/ Dr. Peter Slavin	Director	February 23, 2023
Dr. Peter Slavin

/s/ Derek Ross	Director	February 23, 2023
Derek Ross

/s/ Dr. Toby Cosgrove	Director	February 23, 2023
Toby Cosgrove

/s/ Rob Webb	Director	February 23, 2023
Rob Webb

/s/ Deborah Jackson	Director	February 23, 2023
Deborah Jackson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Well Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Well Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Platform Subscription and Visits

As described in Notes 1, 2 and 3 to the consolidated financial statements, the Company generates revenue primarily from contracts with clients who purchase subscriptions to access the Company’s enterprise software. Clients can also purchase access to the Company’s co-branded digital care practice hosted on the Company’s shared services platform. The Company also generates revenue when either the enterprise digital care platform or the shared services platform is utilized to conduct a medical visit. The Company’s revenue for platform subscription and visits was $245.3 million for the year ended December 31, 2022.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 23, 2023

We have served as the Company’s auditor since 2016.

AMERICAN WELL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$538,546	$746,416
Accounts receivable ($2,597 and $2,054, from related parties and net of allowances of $1,884 and $1,809, respectively)	58,372	51,375
Inventories	8,737	7,530
Deferred contract acquisition costs	1,394	1,697
Prepaid expenses and other current assets	19,567	20,278
Total current assets	626,616	827,296
Restricted cash	795	795
Property and equipment, net	1,012	2,235
Goodwill	435,279	442,761
Intangibles assets, net	134,980	152,409
Operating lease right-of-use asset	13,509	16,422
Deferred contract acquisition costs, net of current portion	3,394	2,028
Other assets	1,972	1,722
Investment in minority owned joint venture (Note 2)	—	168
Total assets	$1,217,557	$1,445,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,236	$12,156
Accrued expenses and other current liabilities	54,258	58,711
Operating lease liability, current	3,057	1,918
Deferred revenue ($1,665 and $1,860 from related parties, respectively)	49,505	68,841
Total current liabilities	114,056	141,626
Other long-term liabilities	1,574	5,136
Contingent consideration liabilities, net of current portion	—	16,450
Operating lease liability, net of current portion	11,787	14,694
Deferred revenue, net of current portion ($10 and $22 from related parties, respectively)	6,289	7,055
Total liabilities	133,706	184,961
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and as of December 31, 2021	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 244,193,727 and 229,402,453 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 27,390,397 and 26,913,579 shares issued and outstanding, respectively; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of December 31, 2022 and as of December 31, 2021	2,766	2,620
Additional paid-in capital	2,160,108	2,054,275
Accumulated other comprehensive income (loss)	(16,969)	(6,353)
Accumulated deficit	(1,082,028)	(811,284)
Total American Well Corporation stockholders’ equity	1,063,877	1,239,258
Non-controlling interest	19,974	21,617
Total stockholders’ equity	1,083,851	1,260,875
Total liabilities and stockholders’ equity	$1,217,557	$1,445,836

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue
($4,544, $12,045 and $60,839 from related parties, respectively)	$277,190	$252,789	$245,265
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	160,422	148,474	156,790
Research and development	138,487	106,594	84,412
Sales and marketing	81,628	66,154	55,095
General and administrative	146,353	94,624	166,246
Depreciation and amortization expense	26,153	16,089	10,153
Total costs and operating expenses	553,043	431,935	472,696
Loss from operations	(275,853)	(179,146)	(227,431)
Interest income and other income (expense), net	6,123	120	1,632
Loss before benefit (expense) from income taxes and loss from equity method investment	(269,730)	(179,026)	(225,799)
(Expense) benefit from income taxes	(64)	5,376	(639)
Loss from equity method investment	(2,278)	(3,132)	(2,188)
Net loss	(272,072)	(176,782)	(228,626)
Net loss attributable to non-controlling interest	(1,643)	(448)	(4,194)
Net loss attributable to American Well Corporation	$(270,429)	$(176,334)	$(224,432)
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(0.69)	$(2.27)
Weighted-average common shares outstanding, basic and diluted	274,249,749	254,068,942	99,044,312
Net loss	$(272,072)	$(176,782)	$(228,626)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale investments	—	(85)	(365)
Foreign currency translation	(10,616)	(6,565)	412
Comprehensive loss	(282,688)	(183,432)	(228,579)
Less: Comprehensive loss attributable to non-controlling interest	(1,643)	(448)	(4,194)
Comprehensive loss attributable to American Well Corporation	$(281,045)	$(182,984)	$(224,385)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity (Deficit)	Interest	(Deficit)
Balances as of December 31, 2019	14,012,935	$655,799	42,302,845	$423	$(158)	$50,289	$250	$(357,927)	$(307,123)	$26,259	$(280,864)
Issuance of Series C convertible preferred stock, net of issuance costs of $1,011	1,512,750	146,014	—	—	—	—	—	—	—	—	—
Treasury stock	—	—	(61,600)	—	(163)	—	—	—	(163)	—	(163)
Retirement of treasury stock	—	—	—	—	158	(158)	—	—	—	—	—
Exercise of common stock options	—	—	2,296,899	23	—	5,889	—	—	5,912	—	5,912
Vesting of restricted stock units	—	—	5,008,080	50	—	(50)	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(1,805,073)	(18)	(37,405)	18	—	—	(37,405)	—	(37,405)
Conversion of Series A, Series B, and Series C convertible preferred stock	(15,525,685)	(801,813)	136,625,900	1,366	—	800,447	—	—	801,813	—	801,813
Issuance of common stock in connection with initial public offering, net of offering costs and underwriting discounts of $54,242	—	—	45,681,499	457	—	767,568	—	—	768,025	—	768,025
Issuance of common stock in connection with Google Private Placement, net of issuance costs of $900	—	—	5,555,555	56	—	99,044	—	—	99,100	—	99,100
Stock-based compensation expense	—	—	—	—	—	118,358	—	—	118,358	—	118,358
Currency translation adjustment	—	—	—	—	—	—	412	—	412	—	412
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(365)	—	(365)	—	(365)
Net loss	—	—	—	—	—	—	—	(224,432)	(224,432)	(4,194)	(228,626)
Balances as of December 31, 2020	—	$—	235,604,105	$2,357	$(37,568)	$1,841,405	$297	$(582,359)	$1,224,132	$22,065	$1,246,197

	Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity (Deficit)	Interest	(Deficit)
Exercise of common stock options	—	—	6,695,258	66	—	20,814	—	—	20,880	—	20,880
Vesting of restricted stock units	—	—	7,394,144	75	—	(75)	—	—	—	—	—
Retirement of treasury stock purchased in 2020	—	—	—	—	37,568	(15)	—	(37,553)	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	—	—	(798,933)	(8)	—	8	—	(15,038)	(15,038)	—	(15,038)
Issuance of stock under employee stock purchase plan	—	—	178,021	2	—	1,597	—	—	1,599	—	1,599
Issuance of common stock in acquisitions	—	—	12,798,992	128	—	143,979	—	—	144,107	—	144,107
Stock-based compensation expense	—	—	—	—	—	43,809	—	—	43,809	—	43,809
Capital contributed by selling shareholders of acquired businesses	—	—	—	—	—	2,753	—	—	2,753	—	2,753
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(85)	—	(85)	—	(85)
Currency translation adjustment	—	—	—	—	—	—	(6,565)	—	(6,565)	—	(6,565)
Net loss	—	—	—	—	—	—	—	(176,334)	(176,334)	(448)	(176,782)
Balances as of December 31, 2021	—	$—	261,871,587	$2,620	$—	$2,054,275	$(6,353)	$(811,284)	$1,239,258	$21,617	$1,260,875
Exercise of common stock options	—	—	2,690,448	27	—	5,639	—	—	5,666	—	5,666
Vesting of restricted stock units	—	—	5,372,060	53	—	(53)	—	—	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2022	—	—	(85,002)	(1)	—	(44)	—	(315)	(360)	—	(360)
Issuance of stock under employee stock purchase plan	—	—	703,148	7	—	2,496	—	—	2,503	—	2,503
Issuance of common stock related to Conversa earn-out settlement	—	—	1,020,964	10	—	4,288	—	—	4,298	—	4,298
Issuance of common stock related to SilverCloud earn-out settlement	—	—	4,959,856	50	—	12,895	—	—	12,945	—	12,945
Issuance of stock related to SilverCloud bonus escrow	—	—	606,618	—	—	—	—	—	—	—	—
Receipt of Section 16(b) disgorgement	—	—	—	—	—	295	—	—	295	—	295
Stock-based compensation expense	—	—	—	—	—	69,144	—	—	69,144	—	69,144
Capital contributed by selling shareholders of acquired businesses	—	—	—	—	—	11,173	—	—	11,173	—	11,173
Currency translation adjustment	—	—	—	—	—	—	(10,616)	—	(10,616)	—	(10,616)
Net loss	—	—	—	—	—	—	—	(270,429)	(270,429)	(1,643)	(272,072)
Balances as of December 31, 2022	—	$—	277,139,679	$2,766	$—	$2,160,108	$(16,969)	$(1,082,028)	$1,063,877	$19,974	$1,083,851

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(272,072)	$(176,782)	$(228,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	26,167	16,089	10,153
Provisions for credit losses	806	714	1,646
Amortization of deferred contract acquisition costs	1,684	1,971	1,410
Amortization of deferred contract fulfillment costs	620	737	852
Noncash compensation costs incurred by selling shareholders	11,139	2,753	—
Stock-based compensation expense	67,675	43,809	118,358
Loss on equity method investment	2,278	3,132	2,188
Deferred income taxes	(2,524)	(6,245)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,140)	(512)	(14,212)
Inventories	(1,207)	1,598	(6,024)
Deferred contract acquisition costs	(2,771)	(2,235)	(2,102)
Prepaid expenses and other current assets	(161)	(5,775)	(5,990)
Other assets	(235)	117	122
Accounts payable	(4,780)	5,546	(707)
Accrued expenses and other current liabilities	8,962	(380)	12,887
Other long-term liabilities	(25)	(16,705)	(245)
Deferred revenue	(19,739)	(9,369)	(2,174)
Net cash used in operating activities	(192,323)	(141,537)	(112,464)
Cash flows from investing activities:
Purchases of property and equipment	(292)	(559)	(3,318)
Capitalized software development costs	(10,155)	—	—
Investment in less than majority owned joint venture	(1,960)	(2,548)	(2,940)
Purchases of investments	(499,223)	—	(159,608)
Proceeds from sales and maturities of investments	500,000	100,000	99,109
Acquisitions of business, net of cash acquired	—	(156,526)	—
Net cash used in investing activities	(11,630)	(59,633)	(66,757)
Cash flows from financing activities:
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	—	146,014
Proceeds from exercise of common stock options	5,740	20,806	5,932
Proceeds from employee stock purchase plan	2,503	1,599	—
Payments for the purchase of treasury stock	(360)	(15,038)	(37,568)
Proceeds from Section 16(b) disgorgement	295	—	—
Payment of contingent consideration	(11,790)	—	—
Proceeds from issuance of common stock in initial public offering, net of underwriting costs and commissions	—	—	772,931
Proceeds from the issuance of common stock to Google, net of issuance costs	—	—	99,100
Payment of deferred offering costs	—	(1,613)	(3,293)
Net cash (used in) provided by financing activities	(3,612)	5,754	983,116
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(305)	(84)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(207,870)	(195,500)	803,895
Cash, cash equivalents, and restricted cash at beginning of period	747,211	942,711	138,816
Cash, cash equivalents, and restricted cash at end of period	$539,341	$747,211	$942,711
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	538,546	746,416	941,616
Restricted cash	795	795	1,095
Total cash, cash equivalents, and restricted cash at end of period	$539,341	$747,211	$942,711
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,723	$1,587	$713
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in acquisitions	$—	$144,107	$—
Issuance of common stock in settlement of earnout	$17,243	$—	$—
Receivable related to exercise of common stock options	$—	$74	$—
Common stock issuance costs in accrued expenses	$—	$—	$1,613

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

The Company is subject to a number of risks similar to other companies of a similar size in the high technology industry, including, but not limited to, uncertainty of progress in developing technologies, new technological innovations, dependence on key personnel, protection of proprietary technology, uncertainty of market acceptance of digital care and the need for additional financing.

Acquisitions

On August 9, 2021 and August 27, 2021, the Company completed the acquisitions of Conversa Health, Inc. (“Conversa”) and SilverCloud Health Holdings, Inc. (“SilverCloud”), respectively (together, the “Acquisitions”). Conversa is a leader in automated virtual healthcare. SilverCloud is a leading digital mental health platform. See Note 8 “Business Combinations”.

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

Stock Split

On August 28, 2020 the Company effected an 8.8-for-1.0 stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s then outstanding convertible preferred stock (see Note 13). The corresponding number of shares and exercise prices related to stock options and RSUs were also adjusted. The impact of the stock split has been applied retrospectively to all periods presented.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2022, the Company has primarily funded its operations with proceeds from the initial public offering, the sales of convertible preferred stock and revenue from clients who purchase access to the enterprise software. On September 21, 2020 the Company closed on the IPO raising $822,267 in gross proceeds. On September 21, 2020 the Company closed on a private placement with Google raising $100,000 in gross proceeds. Since inception, the Company has incurred recurring losses. As of December 31, 2022, the Company had an accumulated deficit of $1,082,028. The Company expects to continue to generate operating losses for the foreseeable future.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the estimated customer relationship period that is used in the amortization of deferred contract acquisition costs, the valuation of assets and liabilities acquired in business combinations, the useful lives of intangible assets, capitalization of software development costs and the valuation of share awards. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in interest income and other income (expense), net in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2022 and 2021, the Company’s gains (losses) from foreign currency remeasurement and settlement were $(377) and $445. During the year ended December 31, 2020, the Company’s gains or losses from foreign currency remeasurement and settlements were insignificant.

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

Concentrations of Credit Risk and Significant Clients

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable.

As of December 31, 2022 two clients each accounted for 18% of outstanding accounts receivable and as of December 31, 2021 one client accounted for 19% of outstanding accounts receivable. For the years ended December 31, 2022, 2021 and 2020, sales to one client (which was a related party during the 2021 and 2020 period) represented 23%, 25% and 22% of the Company’s total revenue, respectively.

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2022 and 2021, the Company maintained letters of credit totaling $795 and $795, respectively, for the benefit of the landlord of its leased property and performance surety bonds. The Company has classified $795 and $795 as non-current on its consolidated balance sheet as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, there were no investments that had been in a continuous loss position for more than 12 months.

Accounts Receivable, Net

Accounts receivable primarily consist of amounts billed currently due from clients. Accounts receivable are presented net of an allowance for credit losses, which is an estimate of amounts that may not be collectible. In determining the amount of the allowance at each reporting date, the Company makes judgments about general economic conditions, historical write-off experience and any specific risks identified in client collection matters, including the aging of unpaid accounts receivable and changes in client financial conditions. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable. Adjustments to the allowance for credit losses are recorded as general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Goodwill

The Company recognizes the excess of the purchase price over the fair value of identifiable net assets acquired as goodwill. Goodwill is not amortized but is tested for impairment annually on November 30 or more frequently if events or changes in circumstances indicate that the carrying amount of the goodwill may not be recoverable. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. In the fair value determination the Company looks first at market capitalization and also considers assumptions such as control premium, market data and expected future cash flows, as needed. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied the fair value. The Company’s annual goodwill impairment test resulted in no impairment charges in any of the periods in the consolidated financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. To date, the Company has not recorded any impairment losses on long-lived assets. No events or changes in circumstances existed to require an impairment assessment during the years ended December 31, 2022 and 2021.

Investment in Minority Owned Joint Venture

The Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via digital care. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investment in CCAW, JV LLC using the equity method of accounting. The joint venture is considered a variable interest entity under ASC 810-10, but the Company is not the primary beneficiary as it does not have the power to direct the activities of the joint venture that most significantly impact its performance. The Company’s evaluation of ability to impact performance is based on Cleveland Clinic’s managing directors and Cleveland Clinic’s ability to appoint and remove the chairperson who has the ability to cast the tie breaking vote on the most significant activities.

During the year ended December 31, 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. During the years ended December 31, 2022 and 2021 the Company made a capital contribution of $1,960 and $2,548 related to a portion of the phase one capital commitment. For the year ended December 31, 2022 and 2021, the Company recognized a loss of $2,278 and $3,132 as its proportionate share of the joint ventures results of operations, respectively. Accordingly, the carrying value of the equity method investment as of December 31, 2022 and 2021 was $(150) and $168, respectively. As the share of losses exceeds the carrying amount of the investment, the carrying amount as of December 31, 2022 it is included in the balance of accrued expenses and other current liabilities on the consolidated balance sheet.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statement of operations and comprehensive loss. For the years ended December 31, 2022, 2021 and 2020, the Company’s advertising expenses were $6,607, $5,604 and $3,860, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Internal-Use Software

The Company evaluates development costs incurred to develop functionality in connection with its internal-use software for capitalization. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Capitalized internal-use software costs are included in intangible assets on the consolidated balance sheet for the year ended December 31, 2022 and these costs were not material to the Company’s consolidated financial statements during the year ended December 31, 2021. There were no impairment charges related to capitalized software development costs during 2022. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options, restricted stock units (“RSU’s”) and performance-based market condition share awards ("PSU's") to employees. Stock options and RSUs only have service-based vesting conditions and the Company records the expense for these awards using the straight-line method. Stock option awards and restricted stock units issued to the co-CEOs prior to the IPO or as a result of the IPO (“IPO RSUs”) were expensed when granted as the requisite future service of the awards is not substantive for accounting purposes. PSUs have multiple tranches each with certain market capitalization milestones and service-based vesting conditions and the Company records the expense for these awards over the estimated life of each tranche.

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

The fair value of the PSUs is estimated using a Monte-Carlo valuation simulation. Similar to stock options, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Deferred Contract Acquisition Costs

The Company capitalizes sales commissions and certain parts of the Company bonus that are incremental to the acquisition of client contracts. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans if the commissions are in fact incremental and would not have occurred absent the client contract.

Sales commissions are paid upon the initial acquisition of a contract and are amortized over an estimated period of benefit of five years. Amortization is recognized on a straight-line basis commensurate with the pattern of revenue recognition. The Company determined the period of benefit for commissions paid for the acquisition of initial contracts by taking into consideration the commitment term of the client contract, the nature of the Company’s technology development life cycle, and an estimated client relationship period. Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

The Company reviews these deferred costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred contract acquisition costs. There were no impairment losses recorded during the periods presented.

Deferred Contract Fulfillment Costs

The Company capitalizes costs to fulfill contracts with clients in “Prepaid expenses and other current assets” and “Other assets” on its consolidated balance sheet. The Company amortizes these costs to cost of revenue in the consolidated statement of operations and comprehensive loss consistent with the revenue recognition of the performance obligations in the associated contracts. The Company assesses these costs for impairment at the end of each reporting period. There were no impairment losses recorded during the periods presented.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but contractually does not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020.

Revenue Recognition

Platform subscription

The Company generates revenue primarily from contracts with clients who purchase subscriptions to access the Company’s enterprise software which includes access to the Company’s affiliated medical group.

The Company’s clients do not have the right to take possession of the Company’s software operating its digital care platform at any time. Instead, clients are granted access to the Company’s platform over the contractual period. Access to the platform, including the stand ready obligation to provide access to the affiliated medical group, represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the client over the contract term. The typical contract term is three years. Most of the Company’s contracts are non-cancelable over the contractual term. Clients typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms.

For clients who purchase access to the enterprise digital care platform (the “Amwell Platform”), the Company hosts a dedicated instance of the Amwell Platform, white-labeled under the client’s own name, branding, and with customized workflows and operating choices. The implementation services for the Amwell Platform are not distinct within the context of the contract because the Company’s promise to perform the implementation services are not separately identifiable from the access to the Amwell Platform. The implementation services, which customize the client’s Amwell Platform, are integral to the client’s ability to derive its intended benefit from the Amwell Platform. The development and implementation services generally span several months and cannot be performed by another entity. Therefore, access to the Amwell Platform and the implementation services are bundled together and represent a single performance obligation. The fixed consideration related to the single performance obligation is generally recognized on a straight-line basis over the contract term beginning on the date access to the Amwell Platform is provided. The Company uses a time-elapsed method to measure progress because the Company transfers control evenly over the contractual period.

Clients can also purchase access to the Company’s co-branded digital care practice hosted on the Company’s shared services platform (the “Amwell Practice”). The implementation services for the Amwell Practice do not significantly modify or customize the Amwell Practice, typically occur over a few days, and can be performed by other entities. Therefore, access to the Amwell Practice and the implementation services are separate outputs promised by the Company and represent two distinct performance obligations.

Clients may be billed prior to the related goods or services being transferred to the client. In determining the transaction price, the Company adjusts the promised amount of consideration for a significant financing component if the timing of payments agreed to by the parties in the contract provide the client a significant benefit of financing. The Company has applied the practical expedient and recognizes the promised amount of consideration without adjusting for the effects of a significant financing component if the Company expects, at contract inception, that the period between the transfer of goods or services to the client when the client pays for that good or service will be one year or less. As of December 31, 2022, the effect of the financing component is not significant and does not materially change the amount of revenue that would be recognized under a contract.

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

In addition to the fixed consideration received from the Amwell Platform and Amwell Practice, the Company can also receive variable consideration based on the number of members serviced (that is, a stated fee per member per month). The Company allocates the per member per month variable consideration to the month that the fee is earned, correlating with the amount of services it is providing, which is consistent with the allocation objective of the series guidance. Revenue recognized from the per member per month variable consideration does not represent a significant portion of total revenue for the years ended December 31, 2022, 2021 and 2020.

Some contracts with clients contain a renewal option which allows the client to continue access to the Amwell Platform for a stated price after the initial contractual term has ended. These renewal options are evaluated on a case-by-case basis but generally do not provide a material right as they are priced at or above the price for the same service that the Company offers to similar clients and, as such, would not result in a separate performance obligation.

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

In addition, clients can visit with the Company’s affiliated medical group without purchasing access to an Amwell Platform or Amwell Practice. These direct-to-consumer virtual care visits are available through the Company’s website where clients can conduct a visit with the Company’s affiliated medical group for a fixed fee. The Company’s affiliated medical group is responsible for fulfilling the promise to the client to perform the medical visit. The Company has discretion in establishing the price for the visit, is responsible for the resolution of any client issues, and is exposed to credit risk for the receivable due from the client. Therefore, the Company recognizes the visit fee on a gross basis upon completion of the visit.

Other

Other revenue primarily represents professional services associated with the Amwell Platform. After implementation of Amwell Platform has been completed, some clients purchase other professional services, which are designed to help clients enhance their ability to use Amwell Platform. For the majority of arrangements, the Company prices these professional services on a time and material basis, has standalone selling price for these services, and recognizes revenue as services are performed. Other revenue also includes sale of hardware products, such as the Company’s digital care carts and kiosks. Revenue from the sale of hardware products to clients is recognized upon the transfer of control, which occurs upon shipment of the product.

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

3. Revenue and Deferred Revenue

Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended December 31,
	2022	2021	2020
Platform subscription	$120,919	$108,254	$98,361
Visits	124,350	116,617	117,181
Other	31,921	27,918	29,723
Total Revenue	$277,190	$252,789	$245,265

Contract Balances

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. Unbilled receivables as of December 31, 2022 is $3,566 and has been included within accounts receivable and as of December 31, 2022. Unbilled receivables as of December 31, 2021 is $5,697 and has been included within accounts receivable and $781 has been included within other assets on the consolidated balance sheet.

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $56,595, $56,473, and $53,601, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

The Company receives payments from clients based upon contractual billing schedules. The Company typically invoices its clients annually in advance for their annual software access fee. The Company records accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically net 30 days.

Deferred Revenue

Significant changes in the Company’s deferred revenue balance for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Total deferred revenue, beginning of the period	$75,896	$74,800	$77,386
Additions	106,330	123,717	109,542
Recognized	(126,432)	(122,621)	(112,128)
Total deferred revenue, end of the period	$55,794	$75,896	$74,800
Current deferred revenue	49,505	68,841	66,693
Non-current deferred revenue	6,289	7,055	8,107
Total	$55,794	$75,896	$74,800

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2022 and 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $166,855 and $219,893, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years. As it pertains to the December 31, 2022 amount, the Company expects to recognize 48% of the transaction price in the year ending December 31, 2023 in its consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

4. Variable Interest Entities

The Company provides services pursuant to contracts with PCs which in turn contracts with physicians to provide virtual care medical services. The PC’s collectively represent the Company’s affiliated medical group. The PCs were designed and structured to comply with the relevant laws and regulations governing professional medical practice, which generally prohibits the practice of medicine by lay persons or entities. To satisfy these regulatory requirements, all of the issued and outstanding equity interests of the PCs are owned by a licensed medical professional nominated by the Company (the “Nominee Shareholder”). Upon formation of the PCs, and initial issuance of equity interests, the Nominee Shareholder contributes a nominal amount of capital in exchange for their interest in the PC. The Company then executes with each PC a Business Support Agreement (“BSA”), which provide for various administrative and management services to be provided by the Company to the PC, and a Stock Transfer Agreement (“STA”), which provide for transition of ownership of the PCs.

The Company provides all of the necessary capital for the operations of the PCs through loans to the PCs. The Company also has exclusive responsibility for the provision of all nonmedical services including contracting with clients who access the PCs for a medical visit, handling all financial transactions and day-to-day operations of each PC, overseeing the establishment of virtual care policies and protocol, and making recommendations to the PC in establishing the guidelines for the employment and compensation of the physicians and other employees of the PCs. In addition, the STA provides that the Company’s Board of Directors has the power and authority to change the Nominee Shareholder at any time for any reason, and designate a new Nominee Shareholder who will purchase the equity interests from the predecessor Nominee Shareholder for the same nominal amount, effectively limiting the Nominee Shareholder’s rights to returns of the PC. The Nominee Shareholders, notwithstanding their legal form of ownership of equity interests in the PC, have no substantive profit-sharing rights in the PCs.

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

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PCs after elimination of intercompany transactions were $31,189 and $1,648, respectively, as of December 31, 2022 and $29,770 and $1,485, respectively as of December 31, 2021.

Total revenue included on the consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $74,389, $72,125 and $78,396 for the years ended December 31, 2022, 2021 and 2020, respectively. Net loss included on the consolidated statements of operations and comprehensive was not material for the years ended December 31, 2022, 2021 and 2020.

5. National Telehealth Network

In 2012, the Company and an affiliate of Elevance Health, Inc. formed NTN to expand the availability and adoption of telemedicine. The Company did not have a controlling financial interest in NTN, but it had the ability to exercise significance influence over the operating and financial policies of NTN. Therefore, the Company accounted for its investment in NTN using the equity method of accounting through December 31, 2015.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $1,643, $448 and $4,194 for the years ended December 31, 2022, 2021 and 2020, respectively. The carrying value of the non-controlling interest was $19,974, $21,617 and 22,065 as of December 31, 2022, 2021 and 2020.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$445,856	$—	$—	$445,856
Total financial assets:	$445,856	$—	$—	$445,856

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Money market funds	$671,107	$—	$—	$671,107
Total financial assets:	$671,107	$—	$—	$671,107
Contingent consideration	—	—	16,450	16,450
Total financial liabilities:	$—	$—	$16,450	$16,450

As of December 31, 2022 and 2021, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

The Company classified its net liability for contingent earnout considerations relating to the Acquisitions within Level 3 of the fair value hierarchy because the fair value is determined using significant unobservable inputs, which included the Monte Carlo method that uses key assumptions to model future revenue and costs of goods sold projections. A description of the Acquisitions is included within Note 8. The contingent earnout payments for each acquisition are based on the achievement of certain revenue and integration thresholds. During the years ended December 31, 2022 the fair value of the contingent earnout consideration decreased due to the Company signing an amendment to the agreement accelerating the determination of the Conversa revenue earn-out as of March 31, 2022 that resulted in the issuance of 1,020,964 shares of Class A Common Stock, and signing an amendment to the agreement accelerating the determination of the SilverCloud revenue earn-out as of May 11, 2022 that resulted in the issuance of 4,959,856 shares of Class A Common Stock, which resulted in a net accretion to the contingent considerations of $793.

	Year Ended December 31,
	2022	2021
Beginning Balance as of January 1	$16,450	$—
Initial estimate of fair value related to SilverCloud contingent consideration	—	29,360
Initial estimate of fair value related to Conversa contingent consideration	—	15,230
Accretion of contingent consideration	793	600
Fair value adjustment	—	(13,740)
Earned amount due to shareholders	—	(15,000)
Earned amount issued to shareholders in Class A Common Stock	(17,243)	—
Ending Balance	$—	$16,450

7. Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
	2022	2021	2020
Allowance for credit losses, beginning of the period	$1,809	$1,556	$686
Provisions	803	714	1,646
Write-offs	(728)	(461)	(776)
Allowance for credit losses, end of the period	$1,884	$1,809	$1,556

8. Business Combinations

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

The Acquisitions were accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and the liabilities assumed be recognized at their fair values as of the acquisition date. The results of the Acquisitions were integrated within the consolidated financial statements commencing on the aforementioned acquisition dates. Actual revenue and losses of the Acquisitions since the acquisition date as well as pro forma combined results of operations for the Acquisition have not been presented because the effect of the Acquisitions were not material to the Company’s consolidated financial results for the periods presented.

The following table summarizes the fair value estimates of the assets acquired and liabilities assumed for the SilverCloud and Conversa acquisitions at the respective acquisition dates. The Company, with the assistance of a third-party valuation expert, estimated the fair value of the acquired tangible and intangible assets with significant estimates such as revenue projections. In the year ended December 31, 2021, the Company recorded a $2,825 increase and a $1,268 decrease to goodwill related to the assessment of the tax attributes of the business combinations for SilverCloud and Conversa, respectively. In addition, the Company recorded a $9 and $66 decrease to goodwill with the finalization of the net working capital adjustment for SilverCloud and Conversa, respectively. In the third quarter of 2022, the Company recorded a $522 decrease in goodwill related to the assessment of the tax attributes of the business combination for SilverCloud. The allocation of the consideration transferred to the assets acquired and liabilities assumed for the Acquisitions is final.

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

The following are the identifiable intangible assets acquired in the Acquisitions and their respective weighted average useful lives, as determined based on initial valuations. The estimated fair value of the Technology and Tradename was determined using a relief from royalty method and the estimated fair value of the Customer relationships was determined using the excess earnings method:

	SilverCloud	Weighted Average Life (Years)	Conversa Health	Weighted Average Life (Years)
Technology	$34,996	5.0	$20,400	5.0
Tradename	10,800	7.0	4,200	5.0
Customer relationships	32,350	10.0	10,100	10.0
Total	$78,146		$34,700

9. Deferred Contract Acquisition and Contract Fulfillment Costs

The following table represents a rollforward of the Company’s deferred contract acquisition costs:

	December 31,
	2022	2021
Beginning balance as of January 1	$3,725	$3,461
Additions to deferred contract acquisition costs	2,768	2,235
Amortization of deferred contract acquisition costs	(1,683)	(1,971)
Currency translation adjustments	(22)	—
Ending balance	$4,788	$3,725
Deferred contract acquisition costs, current	$1,394	$1,697
Deferred contract acquisition costs, noncurrent	3,394	2,028
Total	$4,788	$3,725

Amortization expense related to deferred contract acquisition costs for the years ended December 31, 2022, 2021 and 2020 was $1,683, $1,971 and $1,410, respectively.

The following table represents a rollforward of the Company’s deferred contract fulfillment costs:

	December 31,
	2022	2021
Beginning balance as of January 1	$1,390	$1,861
Additions to deferred contract fulfillment costs	511	266
Amortization of deferred contract fulfillment costs	(620)	(737)
Ending balance	$1,281	$1,390
Deferred contract fulfillment costs, current	$620	$736
Deferred contract fulfillment costs, noncurrent	661	654
Total	$1,281	$1,390

Amortization expense related to deferred contract fulfillment costs for the years ended December 31, 2022, 2021 and 2020 was $620, $737 and $852, respectively.

10. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Furniture and fixtures	$231	$231
Computer and office equipment	7,216	7,965
Computer software	5,041	5,086
Leasehold improvements	692	692
	13,180	13,974
Less: Accumulated depreciation and amortization	(12,168)	(11,739)
Property and equipment, net	$1,012	$2,235

Depreciation and amortization expense related to property and equipment was $1,515, $2,160 and $2,146 for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022 the Company disposed of fully depreciated assets with a gross value of $1,139.

11. Goodwill and Intangible Assets

Goodwill consisted of the following as of:

	December 31,
	2022	2021
Beginning Balance as of January 1	$442,761	$193,877
Goodwill acquired	—	253,332
Purchase accounting adjustment	(522)	—
Currency translation adjustments	(6,960)	(4,448)

Ending Balance	$435,279	$442,761

Identified intangible assets consisted of the following as of:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2022
Customer relationships	$80,168	$(24,919)	55,249	7.4
Contractor relationships	535	(288)	247	6.0
Trade name	14,012	(3,050)	10,962	5.0
Technology	89,262	(30,895)	58,367	4.2
Internally developed software	10,155	—	10,155	3.0
	$194,132	$(59,152)	$134,980

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2021
Customer relationships	$81,053	$(16,842)	$64,211	8.2
Contractor relationships	535	(247)	288	7.0
Trade name	14,435	(706)	13,729	5.8
Technology	90,464	(16,283)	74,181	5.0
	$186,487	$(34,078)	$152,409

The Company capitalized $10,155 of costs during the year ended December 31, 2022, related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. There was no amortization expense for internally developed software for the years ended December 31, 2022, 2021 and 2020. Amortization expense related to acquired intangible assets for the years ended December 31, 2022, 2021 and 2020 was $24,638, $13,929 and $8,007, respectively. Included in this amortization expense for the year ended December 31, 2020 was $255 related to the write off of historical trade names.

Estimated future amortization expense of the identified intangible assets as of December 31, 2022, is as follows:

2023	$27,899
2024	$27,915
2025	$27,899
2026	$20,212
2027	$11,279
Thereafter	19,776
134,980

12. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2022	2021
Employee compensation and benefits	$26,192	$21,572
Professional services	10,190	8,766
Earned contingent consideration	—	15,000
Provider services	8,096	5,473
Other	9,780	7,900
Total	$54,258	$58,711

13. Stockholders’ Equity

Convertible Preferred Stock

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

Undesignated Preferred Stock

In connection with our IPO in September 2020, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by our board of directors. No shares of preferred stock were issued or outstanding as of December 31, 2022.

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

Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend right of the preferred stockholders. No dividends have been declared through December 31, 2022.

In August 2021, the Company issued 4.7 million and 8.1 million shares of Class A common stock at a fair value of $11.20 and $10.51 per share in connection with the acquisitions of Conversa and SilverCloud, respectively (see Note 8). In the year ended December 31, 2022 the Company issued 1.0 million and 5.0 million shares of Class A common stock at a fair value of $4.21 and $2.61 per share in connection with the settlement of the earnouts for Conversa and SilverCloud, respectively (see Note 6). In the year ended December 31, 2022 the Company also issued 0.6 million shares of Class A common stock in relation to the early settlement of the bonus escrow.

In the year ended December 31, 2022 no shares of Class B common stock were converted to Class A common stock. As of December 31, 2022 the par value of the Class A, Class B and Class C shares was $2,435, $275 and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	244,193,727	244,193,727
Class B	100,000,000	27,390,397	27,390,397
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	277,139,679	277,139,679

As of December 31, 2022 and 2021, the Company had reserved 68,617,245 and 61,989,749 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant, respectively.

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

Stock options granted under the Plan typically vest over four years and expire ten years after the grant date. The Company had 8,156,870 shares available for grant as of December 31, 2022.

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	15,893,755	$4.81	5.9	$23,876
Granted	—	$—
Forfeited	(2,081,214)	$6.04
Expired	(82,542)	$5.58
Exercised	(2,690,448)	$2.11
Outstanding as of December 31, 2022	11,039,551	$5.23	5.5	$996
Vested and expected to vest as of December 31, 2022	10,951,967	$5.02	5.5	$996
Options exercisable as of December 31, 2022	10,417,259	$4.97	5.4	$996

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020, was $5,167, $106,407 and $31,194, respectively. The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted-average grant date fair value of common stock options granted during the year ended December 31, 2020 was $4.17. There were no options granted during the years ended December 31, 2022 and 2021.

The Company received cash proceeds from the exercise of common stock options of $5,740, $20,806 and $5,932 during the years ended December 31, 2022, 2021 and 2020, respectively.

The weighted average of assumptions that the Company used to determine the fair value of the common stock options granted to employees and directors were as follows:

	Years Ended December 31,
	2022	2021	2020
Risk-free interest rate	N/A	N/A	1.09%
Expected term (in years)	N/A	N/A	6.1
Expected volatility	N/A	N/A	52%
Expected dividend yield	N/A	N/A	0%

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

Restricted Stock Units

The following table summarizes the unvested restricted stock unit activity for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	11,718,813	$19.63
Granted	15,430,438	4.15
Vested	(5,372,060)	12.09
Forfeited	(2,460,732)	8.45
Unvested as of December 31, 2022	19,316,459	$10.78

The total grant date fair value of RSU’s granted for the years ended December 31, 2022, 2021 and 2020 was $63,987, $152,550 and $195,655, respectively. The aggregate intrinsic value of restricted stock units vested for the years ended December 31, 2022, 2021 and 2020 was $22,218, $90,726 and $73,836, respectively.

Restricted Stock Units with a Market Condition

In the year ended December 31, 2022 the Company granted performance-based market condition share awards to certain members of the Company’s management team, which entitle these employees with the right to receive shares of common stock, upon achievement of certain market capitalization milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the applicable service vesting conditions. The performance-based market condition share awards for management (other than the co-CEOs) consist of six tranches with six separate specified award values that become payable upon the achievement of certain market capitalization milestones, which can result in a vesting range of up to 12,275,886 shares. Also in 2022 the Company granted performance-based market condition share awards to the co-CEOs, which entitle these employees with the right to receive shares of common stock, upon achievement of certain market capitalization milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the applicable service vesting conditions. The performance-based market condition share awards for the co-CEOs consist of eight tranches with eight separate specified award values that become payable upon the achievement of certain market capitalization milestones (subject to specified vesting caps during each of the first two years of the performance period), which can result in a vesting range of up to 7,500,000 shares for each co-CEO. As of December 31, 2022, no portion of the performance- based market condition share awards have satisfied both the applicable market capitalization milestones and the service vesting conditions and, as such, no awards have vested. These performance-based market condition share awards have a performance period of three years.

The total grant-date fair value of performance-based market condition share awards granted during the year ended December 31, 2022 was $63,157 and no performance-based market condition share awards were granted during the year ended December 31, 2021 and 2020.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2022	—	$—
Granted	27,275,886	2.32
Vested	—	—
Cancelled/Forfeited	(1,673,481)	2.62
Unvested as of December 31, 2022	25,602,405	$2.30

The weighted average estimated fair value of the performance-based market condition share awards granted during the year ended December 31, 2022 was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

	Years Ended December 31,
	2022	2021	2020
Risk-free rate	2.34%	N/A	N/A
Term to end of performance period (yrs)	3 years	N/A	N/A
Weighted average valuation date stock price	$3.50	N/A	N/A
Expected volatility	75%	N/A	N/A
Expected dividend yield	0%	N/A	N/A

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

During the years ended December 31, 2022, 2021 and 2020 the Company issued 703,148, 178,021, and no shares under the ESPP. As of December 31, 2022 4,501,960 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2022	2021	2020
Cost of revenues	$1,605	$1,655	$1,087
Research and development	$10,236	7,613	4,793
Selling and marketing	$7,182	7,666	4,147
General and administrative	50,121	26,875	108,331
Total	$69,144	$43,809	$118,358

As of December 31, 2022, total unrecognized compensation cost related to the unvested common stock-based awards was $104,961, which is expected to be recognized over a weighted-average period of 2.6 years.

14. Leases

The Company’s primary lease represents the lease for its corporate headquarters in Boston, Massachusetts. The Company modified the corporate headquarter lease during the third quarter of 2021. Rent expense for the year ended December 31, 2022 was $4,967. The carrying value of the Company’s right-of-use assets are substantially concentrated in real estate as the Company primarily leases office space. The Company’s policy is not to record leases with an original lease term of one year or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company does not have any lease contracts with the option to purchase as of December 31, 2022.

	Years Ended December 31,
	2022	2021	2020
The components of lease cost under ASC 842 were as follows:
Operating lease cost	$3,694	$5,617	$6,632
Short-term lease cost	—	—	—
Variable lease cost	—	—	—
Total lease cost	$3,694	$5,617	$6,632

	Years Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,672	$6,352	$7,006
Non-cash lease activity:
Right-of-use lease assets obtained in exchange for new operating lease liability:
Operating leases	$851	$15,506	$417

	As of December 31,
	2022	2021
Supplemental balance sheet information related to leases is as follows:
Operating leases
Operating lease right-of-use assets	$13,509	$16,422
Total operating right-of-use lease assets	$13,509	$16,422
Operating lease liabilities, current	3,057	1,918
Operating lease liabilities, net of current portion	11,787	14,694
Total operating lease liabilities	$14,844	$16,612
Weighted-average remaining lease term (in years)	4.1 years	5.0 years
Weighted-average discount rate	1.3%	1.1%

As of December 31, 2022, minimum future lease payments for these operating leases were as follows:

Years ending December 31,
2023	$3,203
2024	3,704
2025	3,773
2026	3,650
2027	893
Thereafter	—
Total lease payments	$15,223
Less imputed interest	(379)
Total present value of lease liabilities	$14,844

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through December 31, 2022, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. On June 30, 2022, the claim was dismissed pursuant to a confidential settlement between the parties. As of December 31, 2022 and 2021, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

15. Income Taxes

During the years ended December 31, 2022, 2021 and 2020 the Company recorded an income tax (expense) benefit of $(64), $5,376 and $(639), respectively. The December 31, 2022 income tax provision is primarily due to foreign income taxes in Israel partially offset by losses in Ireland. The December 31, 2021 income tax benefit is primarily due to a partial release of valuation allowance in the U.S. resulting from the deferred tax liabilities established as part of the Acquisitions consummated during the year (see Note 8). The December 31, 2020 income tax provision primarily represents amounts related to foreign taxes related to equity awards issued in the fourth quarter.

For the years ended December 31, 2022, 2021 and 2020, the Company’s loss before income taxes is primarily generated in the United States as the pre-tax loss from the Company’s foreign subsidiaries is not significant.

The components of our current and deferred portions of the provision for income taxes are presented in the table below:

	Years Ended December 31,
	2022	2021	2020
Current income tax (provision) benefit:
Federal	$—	$—	$—
State	(22)	(41)	(97)
Foreign	(3,256)	(828)	(448)
Total Current	$(3,278)	$(869)	$(545)
Deferred income tax (provision) benefit:
Federal	$0	$5,730	$(103)
State	0	(1)	(21)
Foreign	3,214	516	30
Total Deferred	$3,214	$6,245	$(94)
Total (provision) benefit for income taxes	$(64)	$5,376	$(639)

The following reconciles the differences between income taxes computed at the federal statutory rate and the provision for income taxes:

	Years Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.7	4.5	2.0
Valuation allowance	(18.5)	(24.5)	(13.3)
Stock-based compensation	(5.1)	1.9	(9.5)
Other	(1.1)	0.1	(0.5)
Effective income tax rate	—%	3.0%	(0.3%)

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$201,495	$179,555
Research and development credit carryforwards	1,603	1,676
Deferred revenue	3,395	2,863
Deferred compensation	7,590	7,176
Startup costs	—	84
Leasing obligation	3,932	4,115
Capitalized research expense	27,147
Other	1,224	904
Total deferred tax assets	246,386	196,373
Total valuation allowance	214,776	164,391
Total net deferred tax assets	31,610	31,982
Joint venture investment basis difference	(1,321)	(1,453)
Intangibles	(26,672)	(30,265)
Right-of-use assets	(3,578)	(4,068)
Other	(1,499)	(1,131)
Total deferred tax assets (liabilities)	(33,070)	(36,917)
Net deferred tax liabilities	$(1,460)	$(4,935)

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred in the U.S. since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net domestic deferred tax assets as of December 31, 2022, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022, 2021 and 2020 related primarily to the increase in net operating loss carryforwards in 2022, 2021 and 2020 and were as follows:

	Years Ended December 31,
	2022	2021	2020
Valuation allowance as of beginning of the year	$164,391	$118,795	$88,499
Increases recorded to income tax provision	50,403	51,348	30,296
Decreases recorded as a benefit to income tax provision	(18)	(5,752)	—
Valuation allowance as of end of year	$214,776	$164,391	$118,795

As of December 31, 2022, the Company has federal net operating loss carryforwards of approximately $772,583, which begin to expire in 2026. The Company’s federal net operating losses generated for the years ended after December 31, 2017, which amounted to a total of $541,214, can be carried forward indefinitely. The Company has tax effected state net operating losses of approximately $34,892, which began to expire in 2022. In addition, the Company has federal research and development tax credit carryforwards of $1,602, which begin to expire in 2027.

Utilization of the Company's net operating loss ("NOL") carryforwards and research and development ("R&D") credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("Section 382") as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, could result in a change of control as defined by Section 382. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2022 would limit or otherwise restrict its ability to utilize its NOL and R&D credit carryforwards. As a result of this analysis, the

Company does not believe there are any significant limitations on its ability to utilize these carryforwards generated through December 31, 2022. However, changes in ownership occurring after December 31, 2022, could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

The Company does not have unrecognized tax benefits related to uncertain tax positions. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception. The tax years 2006 through 2022 remain open to examination by major taxing jurisdictions to which the Company is subject, which is primarily in the United States (U.S.), as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service (IRS) or state tax authorities if they have or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress by the IRS or any other jurisdictions for any tax years.

16. Related-Party Transactions

Teva Pharmaceuticals, Industries Ltd

Teva Pharmaceuticals, Industries Ltd (“Teva”) was determined to be a related party because a member of the Company’s board of directors was the President and CFO of Teva Pharmaceuticals’ North America Commercial through June 2021. In addition, Teva was a non-significant shareholder of the Company during the year.

Prior to the board member’s departure from the board of directors in June 2021, the Company recognized an immaterial amount of revenue from contracts with this client. During the year ended December 31, 2020, the Company recognized an immaterial amount of revenue from contracts with this client.

Philips Holding USA, Inc.

Philips Holding USA, Inc. (“Philips”) was determined to be a related party because a member of the Company’s board of directors was the Business Leader of Philips Population Health Management through June 2021. In addition, Philips is a non-significant shareholder of the Company. As of September 30, 2021, it was determined Philips was no longer a related party.

Prior to the board member’s departure from Philips in June 2021, the Company recognized revenue of $1,658, from contracts with this client. During the year ended December 31, 2020, the Company recognized revenue of $2,441 from contracts with this client.

Elevance Health Inc. (formerly Anthem)

Elevance Health Inc. (“Elevance”) was determined to be a related party because a member of the Company’s board of directors served as the Vice President of Elevance through February 2021. In addition, Elevance is a non-significant shareholder of the Company. As of March 31, 2021, it was determined Elevance was no longer a related party.

Prior to the board member’s departure from Elevance in February 2021, the Company recognized revenue of $7,218 from contracts with this client. During the year ended December 31, 2020 , the Company recognized revenue of $55,180 from contracts with this client.

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of December 31, 2022 and 2021, the Company held short-term deferred revenue of $355 and $456, respectively from contracts with this client. As of December 31, 2022 and 2021, amounts due from Cleveland Clinic were $995 and $441.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $2,803, $1,301 and $1,357, respectively, from contracts with this client.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a less than majority owned interest in. During the year ended December 31, 2020 the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the years ended December 31, 2022 and 2021 the Company made a capital contributed of $1,960 and $2,548, related to a portion of the phase one capital commitment.

During the year ended December 31, 2022, 2021 and 2020, the Company recognized revenue of $1,741, $1,841 and $1,825 from contracts with this client. As of December 31, 2022 and 2021, the Company held short and long term deferred revenue of $1,320 and $1,426 from contracts with this client. As of December 31, 2022 and 2021 amounts due from CCAW, JV LLC were $1,602 and $1,613, respectively.

17. Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company contributed a total of $3,363, $2,698 and $2,165 to the plan for the years ended December 31, 2022, 2021 and 2020, respectively.

18. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(272,072)	$(176,782)	$(228,626)
Net loss attributable to non-controlling interest	(1,643)	(448)	(4,194)
Net loss attributable to American Well Corporation	$(270,429)	$(176,334)	$(224,432)
Denominator:
Weighted-average common shares outstanding, basic and diluted	274,249,749	254,068,942	99,044,312
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(0.69)	$(2.27)

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

	Years Ended December 31,
	2022	2021	2020
Unvested restricted stock units	16,178,486	7,472,787	5,399,622
Unvested performance market-based stock units	25,602,405	—	—
Options to purchase shares of common stock	11,039,551	15,893,755	23,167,514
	52,820,442	23,366,542	28,567,136