Form 10-Q
period 2023-03-31
American Well Corp
filed 2023-05-03
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 25, 2023, the number of shares of the registrant’s Class A common stock outstanding was 247,922,856, the number of shares of the registrant’s Class B common stock outstanding was 27,390,397 and the number of shares of the registrant’s Class C common stock outstanding was 5,555,555.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$112,887	$538,546
Investments	394,309	—
Accounts receivable ($1,700 and $2,597, from related parties and net of allowances of $2,069 and $1,884, respectively)	55,871	58,372
Inventories	8,438	8,737
Deferred contract acquisition costs	1,472	1,394
Prepaid expenses and other current assets	15,275	19,567
Total current assets	588,252	626,616
Restricted cash	795	795
Property and equipment, net	719	1,012
Goodwill	106,707	435,279
Intangible assets, net	135,401	134,980
Operating lease right-of-use asset	12,609	13,509
Deferred contract acquisition costs, net of current portion	3,645	3,394
Other assets	2,199	1,972
Investment in minority owned joint venture (Note 2)	178	—
Total assets	$850,505	$1,217,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,050	$7,236
Accrued expenses and other current liabilities	39,922	54,258
Operating lease liability, current	3,011	3,057
Deferred revenue ($1,232 and $1,665 from related parties, respectively)	65,607	49,505
Total current liabilities	115,590	114,056
Other long-term liabilities	1,611	1,574
Operating lease liability, net of current portion	10,850	11,787
Deferred revenue, net of current portion ($7 and $10 from related parties, respectively)	8,178	6,289
Total liabilities	136,229	133,706
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2023 and as of December 31, 2022	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 247,762,793 and 244,193,727 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 27,390,397 shares issued and outstanding; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of March 31, 2023 and as of December 31, 2022	2,801	2,766
Additional paid-in capital	2,182,627	2,160,108
Accumulated other comprehensive income	(10,588)	(16,969)
Accumulated deficit	(1,479,717)	(1,082,028)
Total American Well Corporation stockholders’ equity	695,123	1,063,877
Non-controlling interest	19,153	19,974
Total stockholders’ equity	714,276	1,083,851
Total liabilities and stockholders’ equity	$850,505	$1,217,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
($988 and $1,215 from related parties, respectively)	$64,001	$64,232
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	38,752	36,765
Research and development	25,923	37,481
Sales and marketing	22,726	21,154
General and administrative	36,370	32,716
Depreciation and amortization expense	7,243	6,598
Goodwill Impairment	330,309	—
Total costs and operating expenses	461,323	134,714
Loss from operations	(397,322)	(70,482)
Interest income and other income (expense), net	940	108
Loss before expense from income taxes and loss from equity method investment	(396,382)	(70,374)
(Expense) Benefit from income taxes	(1,475)	332
Loss from equity method investment	(652)	(211)
Net loss	(398,509)	(70,253)
Net loss attributable to non-controlling interest	(821)	(216)
Net loss attributable to American Well Corporation	$(397,688)	$(70,037)
Net loss per share attributable to common stockholders, basic and diluted	$(1.42)	$(0.26)
Weighted-average common shares outstanding, basic and diluted	279,966,645	268,002,110
Net loss	$(398,509)	$(70,253)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale investments	4,319	(1,251)
Foreign currency translation	2,062	(2,951)
Comprehensive loss	(392,128)	(74,455)
Less: Comprehensive loss attributable to non-controlling interest	(821)	(216)
Comprehensive loss attributable to American Well Corporation	$(391,307)	$(74,239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2023	277,139,679	$2,766	$2,160,108	$(16,969)	$(1,082,028)	$1,063,877	$19,974	$1,083,851
Exercise of common stock options	128,572	1	288	—	—	289	—	289
Vesting of restricted stock units, including units with a market condition	2,927,471	29	(29)	—	—	—	—	—
Shares repurchased and retired	(316)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	513,339	5	1,263	—	—	1,268	—	1,268
Stock-based compensation expense	—	—	20,997	—	—	20,997	—	20,997
Currency translation adjustment	—	—	—	2,062	—	2,062	—	2,062
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	4,319	—	4,319	—	4,319
Net loss	—	—	—	—	(397,688)	(397,688)	(821)	(398,509)
Balances as of March 31, 2023	280,708,745	2,801	2,182,627	(10,588)	(1,479,717)	695,123	19,153	714,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2022	261,871,587	$2,620	$2,054,275	$(6,353)	$(811,284)	$1,239,258	$21,617	$1,260,875
Exercise of common stock options	976,644	10	2,455	—	—	2,465	—	2,465
Vesting of restricted stock units	1,398,305	14	(14)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	425,114	4	1,497	—	—	1,501	—	1,501
Issuance of common stock related to Conversa earn-out settlement	1,020,964	10	4,288	—	—	4,298	—	4,298
Stock-based compensation expense	—	—	12,085	—	—	12,085	—	12,085
Capital contributed by selling shareholders of acquired businesses	—	—	2,019	—	—	2,019	—	2,019
Currency translation adjustment	—	—	—	(2,951)	—	(2,951)	—	(2,951)
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	(1,251)	—	(1,251)	—	(1,251)
Net loss	—	—	—	—	(70,037)	(70,037)	(216)	(70,253)
Balances as of March 31, 2022	265,692,614	2,658	2,076,605	(10,555)	(881,321)	1,187,387	21,401	1,208,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(398,509)	$(70,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	330,309	—
Depreciation and amortization expense	7,242	6,598
Provisions for credit losses	199	(200)
Amortization of deferred contract acquisition costs	476	391
Amortization of deferred contract fulfillment costs	107	133
Noncash compensation costs incurred by selling shareholders	—	2,025
Stock-based compensation expense	21,008	12,075
Loss on equity method investment	652	211
Deferred income taxes	(13)	(443)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,340	4,290
Inventories	299	(495)
Deferred contract acquisition costs	(793)	(501)
Prepaid expenses and other current assets	4,198	(1,838)
Other assets	(210)	(169)
Accounts payable	(247)	(4,601)
Accrued expenses and other current liabilities	(14,159)	(8,446)
Other long-term liabilities	—	(16)
Deferred revenue	17,953	(952)
Net cash used in operating activities	(29,148)	(62,191)
Cash flows from investing activities:
Purchases of property and equipment	(18)	(68)
Capitalized software development costs	(6,751)	—
Investment in less than majority owned joint venture	(980)	—
Purchases of investments	(389,990)	(499,223)
Net cash used in investing activities	(397,739)	(499,291)
Cash flows from financing activities:
Proceeds from exercise of common stock options	289	2,536
Proceeds from employee stock purchase plan	1,268	1,501
Payments for the purchase of treasury stock	(1)	—
Payment of contingent consideration	—	(11,790)
Net cash provided by (used in) financing activities	1,556	(7,753)
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(328)	(247)
Net decrease in cash, cash equivalents, and restricted cash	(425,659)	(569,482)
Cash, cash equivalents, and restricted cash at beginning of period	539,341	747,211
Cash, cash equivalents, and restricted cash at end of period	$113,682	$177,729
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	112,887	176,934
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$113,682	$177,729
Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$458	$(454)
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in settlement of earnout	$—	$4,298
Receivable related to exercise of common stock options	$—	$4

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

Liquidity and Capital Resources

The Company expects that its cash, cash equivalents and investments balance as of March 31, 2023 of $507,196 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2022, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s the financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three months ended March 31, 2023 are not necessarily indicative of results for the full 2023 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the estimated customer relationship period that is used in the amortization of deferred contract acquisition costs, the valuation of assets and liabilities acquired in business combinations, goodwill, the useful lives of intangible assets and property and equipment and the valuation of common stock. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonainble under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $31,042 and $1,944, respectively, as of March 31, 2023 and $31,189 and $1,648, respectively as of December 31, 2022.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $19,746 and $18,392 for the three months ended March 31, 2023 and 2022, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended March 31, 2023 and 2022.

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

In 2020 the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. In April 2022 the Company made a capital contribution of $1,960 related to a portion of the phase one capital commitment. During the three months ended March 31, 2023, the Company made a capital contribution of $980, related to a portion of the phase one capital commitment.

For the three months ended March 31, 2023 and 2022, the Company recognized a loss of $652 and $211 as its proportionate share of the joint venture’s results of operations, respectively. Accordingly, the carrying value of the equity method investment as of March 31, 2023 and December 31, 2022 was $178 and $(150), respectively. As the share of losses exceeds the carrying amount of the investment, the carrying amount as of December 31, 2022 is included in the balance of accrued expenses and other current liabilities on the consolidated balance sheet.

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable. As of March 31, 2023 two clients accounted for 25% and 12% of outstanding accounts receivable, respectively, and as of December 31, 2022, two clients each accounted for 18% of outstanding accounts receivable.

During the three months ended March 31, 2023 and 2022, sales to one client represented 25% and 26% of the Company’s total revenue, respectively.

Goodwill

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. A charge is reported as impairment of goodwill in the consolidated statements of operations and comprehensive loss. As of March 31, 2023 there was an impairment of goodwill of $330,309 as our carrying value exceeded the fair value of our reporting unit. For details associated with the Company's interim goodwill impairment, see Note 7 - Goodwill and Intangible Assets.

Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by the Company’s publicly quoted share price, below our net book value. In the event there is a further sustained decline in our stock price, future adverse changes in our projected cash flows, and/or changes in key assumptions, including but not limited to an increase in our discount rate, lower market multiples, lower revenue growth, lower operating margin, and/or a lower terminal growth rate, we may be required conduct additional impairment testing of our goodwill, other intangibles and/or long-lived assets and subsequently record a non-cash impairment charge.

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2023	2022
Platform subscription	$28,695	$28,691
Visits	32,537	30,736
Other	2,769	4,805
Total Revenue	$64,001	$64,232

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

Changes in the allowance for credit losses were as follows:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Allowance for credit losses, beginning of the period	$1,884	$1,809
Provisions	202	803
Write-offs	(17)	(728)
Allowance for credit losses, end of the period	$2,069	$1,884

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. The amount of unbilled accounts receivable included within accounts receivable on the consolidated balance sheet was $4,252 and $3,566 as of March 31, 2023 and December 31, 2022, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $16,198 and $23,147, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2023 and December 31, 2022 were as follows:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Total deferred revenue, beginning of the period	$55,794	$75,896
Additions	47,477	106,330
Recognized	(29,486)	(126,432)

Total deferred revenue, end of the period	$73,785	$55,794

Current deferred revenue	65,607	49,505
Non-current deferred revenue	8,178	6,289

Total	$73,785	$55,794

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $194,993 and $166,855, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the March 31, 2023 amount, the Company expects to recognize 47% of the transaction price in the 12 month period ended March 31, 2024, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The proportionate share of the (income)/loss attributed to the non-controlling interest amounted to $821 and $216 for the three months ended March 31, 2023 and 2022, respectively.

The carrying value of the non-controlling interest was $19,153 and $19,974 as of March 31, 2023 and December 31, 2022, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$32,514	$—	$—	$32,514
U.S government securities	—	394,309	—	$394,309
Total financial assets:	$32,514	$394,309	$—	$426,823

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$445,856	$—	$—	$445,856
Total financial assets:	$445,856	$—	$—	$445,856

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s investments consisted of U.S. government agency bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. government agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the three months ended March 31, 2023, there were no transfers between fair value measurement levels.

6. Investments

As of March 31, 2023 and December 31, 2022, the fair value of the Company’s investments by type of security was as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$389,990	4,319	$—	$394,309
	$389,990	$4,319	$—	$394,309

December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$—	$—	$—	$—
	$—	$—	$—	$—

7. Goodwill and Intangible Assets

Goodwill consisted of the following:

Three Months Ended March 31, 2023
Beginning Balance as of January 1	$435,279
Goodwill impairment	(330,309)
Currency translation adjustments	1,737
Ending Balance	$106,707

As a result of sustained decreases in the Company's publicly quoted share price and market capitalization during 2023, the Company conducted additional testing of its goodwill, definite-lived intangibles, and other long-lived assets as of March 31, 2023. As a result of this review, the Company did not identify an impairment to its definite-lived intangible assets or other long-lived assets, but the Company did identify indicators of goodwill impairment for the single reporting unit and concluded that a triggering event had occurred which required an interim goodwill impairment assessment.

In performing the quantitative assessment of goodwill, our reporting unit’s carrying amount exceeded its fair value. The Company estimated the reporting unit's fair value based on the market capitalization and a related control premium of 30% (amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company). The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. As a result of the interim quantitative impairment assessment, the Company recorded a $330,309 non-deductible, non-cash goodwill impairment charge for the quarter ended March 31, 2023. When considering a hypothetical sensitivity analysis to our goodwill assessment in future periods, should a triggering event be identified, a further 10% decline in our stock price could result in an impairment charge of approximately $85,000.

Identified intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
March 31, 2023
Customer relationships	$80,341	$(26,958)	53,383	7.2
Contractor relationships	535	(298)	237	5.8
Tradename	14,162	(3,637)	10,525	4.8
Technology	89,747	(34,550)	55,197	4.0
Internally developed software	16,905	(846)	16,059	2.9
	$201,690	$(66,289)	$135,401

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2022
Customer relationships	$80,168	$(24,919)	55,249	7.4
Contractor relationships	535	(288)	247	6.0
Trade name	14,012	(3,050)	10,962	5.0
Technology	89,262	(30,895)	58,367	4.2
Internally developed software	10,155	—	10,155	3.0
	$194,132	$(59,152)	$134,980

The Company capitalized $6,751 of costs during the three months ended March 31, 2023, related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. Amortization expense related to intangible assets for the three months ended March 31, 2023 and 2022 was

$6,932 and $6,186, respectively. Estimated future amortization expense of the identified intangible assets as of March 31, 2023, is as follows:

2023	$22,739
2024	30,308
2025	30,292
2026	20,883
2027	11,320
Thereafter	19,859
$135,401

8. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Employee compensation and benefits	$15,732	$26,192
Professional services	7,218	10,190
Provider services	7,929	8,096
Other	9,043	9,780
Total	$39,922	$54,258

9. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of March 31, 2023 and December 31, 2022.

Common Stock

In the three months ended March 31, 2023, no shares of Class B common stock were converted to Class A common stock. As of March 31, 2023, the par value of the Class A, Class B and Class C shares was $2,470, $275, and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	247,762,793	247,762,793
Class B	100,000,000	27,390,397	27,390,397
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	280,708,745	280,708,745

As of March 31, 2023 and December 31, 2022, the Company had reserved 82,550,522 and 68,617,245 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

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

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	11,039,551	$5.23	5.5	$996
Granted	—	$—
Forfeited	(173,320)	$5.80
Expired	—	$—
Exercised	(128,572)	$2.25
Outstanding as of March 31, 2023	10,737,659	$5.24	5.3	$207
Vested and expected to vest as of December 31, 2022	10,951,967	$5.02	5.5	$996
Vested and expected to vest as of March 31, 2023	10,681,404	$5.05	5.3	$207
Options exercisable as of December 31, 2022	10,417,259	$4.97	5.4	$996
Options exercisable as of March 31, 2023	10,343,741	$5.01	5.2	$207

No options were granted in the three months ended March 31, 2023 and 2022.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	19,316,459	$10.78
Granted	9,675,841	2.76
Vested	(2,781,161)	7.17
Forfeited	(511,008)	4.86
Unvested as of March 31, 2023	25,700,131	$8.27

The total grant date fair value of RSU’s granted for the three months ended March 31, 2023 was $26,712. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the three months ended March 31, 2023 and 2022 was $7,693 and $6,598, respectively.

Restricted Stock Units with a Market Condition

In the three months ended March 31, 2023, the Company granted performance-based market condition share awards to certain members of the Company’s management team (excluding the co-CEOs), which entitle these employees with the right to receive shares of common stock, upon achievement of certain stock price milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the applicable service vesting conditions. These performance-based market condition share awards consist of three tranches with three separate specified award values that become payable upon the achievement of certain stock price milestones, which can result in a vesting range of up to 2,654,598 shares. These performance-based market condition share awards have a performance period of three years.

As of March 31, 2023, 146,310 of the performance-based market condition share awards granted in the prior year have satisfied both the applicable market capitalization milestones and the service vesting conditions.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	25,602,405	$2.30
Granted	2,654,598	2.19
Vested	(146,310)	3.24
Cancelled/Forfeited	—	—
Unvested as of March 31, 2023	28,110,693	$2.28

The total grant-date fair value of performance-based market condition share awards granted during the three months ended March 31, 2023 and 2022 was $5,805 and $24,978, respectively.

The weighted average estimated fair value of the performance-based market condition share awards granted during the three months ended March 31, 2023 was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

Three Months Ended March 31,
2023
Risk-free rate	4.61%
Term to end of performance period (yrs)	3 years
Valuation date stock price	$2.76
Expected volatility	70%
Expected dividend yield	0%

2020 Employee Stock Purchase Plan

During the three months ended March 31, 2022, the Company had issued 425,114 shares under the ESPP. During the three months ended March 31, 2023, the Company issued 513,339 shares under the ESPP. As of March 31, 2023 7,634,642 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$398	$335
Research and development	2,801	2,182
Selling and marketing	1,986	1,795
General and administrative	15,812	7,773
Total	$20,997	$12,085

As of March 31, 2023, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $112,729, which is expected to be recognized over a weighted-average period of 2.7 years.

10. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through March 31, 2023 and December 31, 2022, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of March 31, 2023 and December 31, 2022, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

11. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three months ended March 31, 2023, the Company recognized an income tax expense of $1,475 , primarily due to state and foreign income tax expense. During the three months ended March 31, 2022, the Company recorded income tax benefit of $332, primarily due to foreign entities generated losses for the quarter.

12. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of March 31, 2023 and December 31, 2022, the Company held total deferred revenue of $308 and $355, respectively from contracts with this client. As of March 31, 2023 and December 31, 2022, amounts due from Cleveland Clinic were $98 and $995, respectively.

During the three months ended March 31, 2023 and 2022, the Company recognized revenue of $599 and $760, respectively, from contracts with this client.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the three months ended March 31, 2023 the Company made a capital contribution of $980 related to a portion of the phase one capital commitment.

During the three months ended March 31, 2023 and 2022 the Company recognized revenue of $389 and $455 from contracts with this client, respectively.

As of March 31, 2023 and December 31, 2022, the Company held total deferred revenue of $931 and $1,320, respectively, from contracts with this client. As of March 31, 2023 and December 31, 2022, amounts due from CCAW, JV LLC were $1,602 and $1,602.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(398,509)	$(70,253)
Net loss attributable to non-controlling interest	(821)	(216)
Net loss attributable to American Well Corporation	$(397,688)	$(70,037)
Denominator:
Weighted-average common shares outstanding —basic and diluted	279,966,645	268,002,110
Net loss per share attributable to common stockholders—basic and diluted	$(1.42)	$(0.26)

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

	Three Months Ended March 31,
	2023	2022
Unvested restricted stock units	24,623,215	15,008,289
Unvested performance market-based stock units	28,110,693	9,545,814
Options to purchase shares of common stock	10,737,659	14,686,475
	63,471,567	39,240,578

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

The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K filed with the SEC on February 22, 2023 (the “Form 10-K”).

The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report. Except as required by law or regulation, we do not undertake any obligation to update any forward-looking statements to reflect subsequent events or circumstances

Overview

Amwell is a leading enterprise software company enabling digital delivery of care for healthcare’s key stakeholders. We empower health providers, payers and innovators to achieve their digital ambitions, enabling a hybrid model of in-person, virtual and automated care. We provide our clients with the core technology and services necessary to successfully develop and distribute digital care programs that meet their strategic, operational, financial and clinical objectives under their own brands. Our enterprise software connects care across in-person, virtual and automated modalities and provides an open, scalable infrastructure that can grow alongside our clients. We bring technology and services that deliver new models of care, strategic partnerships, consistent execution, and better outcomes. As of December 31, 2022, we powered the digital care programs of more than 55 health plans, which collectively represent more than 90 million covered lives, as well as approximately 140 of the nation’s largest health systems, representing more than 2,000 hospitals. Since inception, we have powered more than 22.6 million virtual care visits for our clients, including more than 1.7 million in the three months ended March 31, 2023.

We believe Amwell makes digital care transformation possible for the healthcare ecosystem. Our enterprise software enables digital innovation across the full healthcare continuum – including urgent and primary care, second opinion services, behavioral health, chronic condition management and high acuity specialty consults, such as telestroke and telepsychiatry, in the hospital. We support both on-demand and scheduled consultations for providers and offer pre-packaged care modules and programs that power more than 100 unique use cases today.

Our enterprise software can be fully integrated into our clients’ health plan member and patient portals and provider and health plan workflows. Providers can launch virtual visits directly from their native EHRs, with seamless integration to their payer eligibility and claims systems. Providers, patients and members can access this care through a full range of Amwell Carepoint™ devices, including via mobile, web, phone and our proprietary Carepoint carts that support multi-way video, phone or secure messaging interactions. Through our 2021 acquisitions of Conversa® Health, Inc. (“Conversa”) and SilverCloud® Health Holdings, Inc (“SilverCloud”), we enable automated care touchpoints, support ongoing treatment and care through digital engagements, and escalate care when needed to a live clinician.

As of March 31, 2023, approximately 104,500 of our clients’ providers use our enterprise software to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group® (“AMG”), a nationwide network of clinical entities with multi-disciplinary providers covering 50 states including Washington, D.C., with 24/7/365 coverage.

The Converge™ platform is the latest version of our enterprise software and is designed to be future-ready, reliable, flexible, scalable, secure and fully integrated with other healthcare software systems. The Converge platform offers state-of-the-art data architecture and video capabilities, flexibility and scalability, as well as a user experience designed around the needs of patients, members and providers. It has been designed from the ground up with the holistic understanding that the future of care of any one person will inevitably blend a mix of in-person, digital and automated experiences. The telehealth of yesterday has grown to encompass hybrid care models, asynchronous and automated care, remote patient monitoring, patient and provider engagement — and the flow of data that drives all of the above.

The Converge platform delivers the digital care capabilities that health systems and health plans care about — for example, virtual primary care, post-discharge follow-up, chronic condition management, remote patient monitoring — and aligns them into a single digital care operating system that aggregates all of the data from these care experiences to provide real-time insight. By providing a single platform for the digital distribution of care, the Converge platform will accelerate innovation and interoperability for health system and health plan clients as well as other healthcare innovators who aim to offer a seamless experience for providers, patients and members. During the first quarter of 2023, 36% of our visits were provided on the Converge platform, which was an increase from 28% in the fourth quarter of 2022. As of March 31, 2023, we have a thumbs-up rating by patients and providers of over 90%. A major strategic focus for us in 2023 is to continue the migration of our health system and health plan clients onto the Converge platform.

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

Total subscription fees received were $28.7 million and $28.7 million for the three months ended March 31, 2023 and 2022, respectively.

Health Systems

For our health system clients, our enterprise software’s primary function is to facilitate consultations between patients and providers affiliated with the health system. Our typical contracts with health systems are mainly the platform subscription, but also include services delivered by AMG to complement the health system provider resources, services for technology integration, marketing and Carepoint hardware. Subscription fees are recurring and are determined based on the initial forecasted number of overall consultations throughout the entire health system on our enterprise software and net patient revenue of the health system. Subscriptions include a maximum number of consultations that can be delivered on the platform and similar to a cellular phone plan, when consultations exceed the contractual maximum, overages result in higher subscription fees in the following annual period. As the health system expands its use of our enterprise software through additional modules, there is a corresponding increase in subscription fees.

To supplement a health system’s own network of healthcare providers, health systems often choose to purchase clinical services from AMG to deliver care for certain specialties such as telepsychiatry, behavioral health therapy and general urgent care, or to simply operate as backup providers on nights and weekends. AMG services are provided on a fee-for-service basis.

Health Plans

For our health plan clients, our enterprise software functions to expand member access to care, improve health outcomes and the member experience, and reduce costs through care coordination and the ability to contain follow-up care to a health plan’s own network. Currently, our typical health plan contract includes a recurring subscription fee based on the number of members who have access to our enterprise software plus additional subscription fees associated with add-on programs that extend from urgent care services to longitudinal care. As the health plan expands its offerings on our enterprise software through additional programs or additional covered lives, there is a corresponding increase in subscription fees.

Our health plan clients mainly purchase clinical services that leverage our AMG network. These visit consultations are charged on a fee-for-service basis and range in price based on the type of consultation and the specialty of the provider. We also have digital programs like our SilverCloud by Amwell Behavioral Health program and our Automated Care Program leveraging the technology from our acquisition of Conversa, as well as third-party partner programs, including SWORD Health, DermatologistOnCall and Dario Health, which we announced in March 2023. These programs are each priced differently, with some including recurring subscription fees and others including volume-based and visit fees.

Innovators

Amwell has a number of unique clients that use our Platform in various ways to support their products. For example, we support: (i) Philips’ sleep apnea products and programs, (ii) a joint-venture with Cleveland Clinic and Amwell, (iii) Meuhedet’s advanced, hybrid-virtual international health plan and (iv) Solaborate and LG devices and peripheral technologies.

Our contracts with our innovator clients vary from simple subscription fee-only contracts, where an innovator client embeds our technology within their product, to broad subscription fee and services contracts that resemble a blend of our health system and health plan profile contracts.

Visits

Amwell’s clinical affiliate AMG has built a network of providers who are registered and credentialed to deliver care on our enterprise software. This clinical network is designed and operated in a way that allows us to meet the aggregate visit demand requirements of our health plan and health system clients, spanning a broad mix of specialties including, for example, internal medicine, Family Medicine, Psychiatry, Gynecology, Anesthesiology, Nutritionist, Sleep Medicine, Pain Management, Psychology, Pulmonology, Urology, Health Coach, Orthopedic Surgery, Case Manager, Emergency Medicine, Gastroenterology, Nephrology, Pediatrician, Lactation Consultant, Social Worker and Vascular Surgery.

AMG earns fee-for-service revenue for each episode of care delivered on our enterprise software by its providers with fees varying by physician specialty or clinical program. These clinical fees vary significantly from $59 to more than $800 per consultation or case based on the specialty and may require an additional module subscription, as in the case of telepsychiatry.

Fees received from AMG-related visits were $32.5 million and $30.7 million for the three months ended March 31, 2023 and 2022, respectively.

Services & Carepoint Hardware

We offer a full suite of paid, supporting services to our clients to enable their virtual care offerings, including professional services to facilitate virtual care implementation, workflow design, systems integration and service expansion. To help our clients promote adoption and utilization, we offer patient and provider engagement services through our internal digital engagement agency.

Our clients often deploy virtual care through a variety of our proprietary Carepoint hardware, which are medical carts and kiosks designed for various clinical and community settings. Carepoint devices enable providers to deliver digital care into clinical care locations, such as the ED and clinics, as well as into community settings such as retail stores, community centers, employer sites, skilled nursing facilities and schools. Carepoint offerings consist of hardware integrated into our Platform but can also be deployed independent of our software solution. Our Carepoint hardware is designed by our product development teams and manufactured through partner and contract relationships.

Fees received from the provision of services and Carepoints were $2.8 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively.

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

Key Metrics and Factors Affecting Our Performance

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. While these metrics present significant opportunities for us, they also represent the challenges that we must successfully address in order to grow our business and improve the results of our operations.

Digital Care Utilization

Digital care utilization is a key driver of our business. A client’s overall utilization of its digital care platform provides an important measure of the value they derive. Digital care utilization drives our business in three important ways. First, to the extent a client succeeds with its digital care program and sees good usage, they are more likely to renew and potentially expand their contract with us. Second, our health systems agreements typically include a certain number of visits conducted by their own providers annually and provide that as certain volume thresholds are exceeded, its annual license fees will rise to reflect this growing value. Third, to the extent that clients utilize provider services from AMG, Amwell derives revenue from clinical fees. We expect that our future revenues will be driven by the growing adoption of digital care and our ability to maintain and grow market share within that market. COVID-19 dramatically accelerated digital care adoption seen in both overall volumes and embracement of delivering higher acuity care in a virtual medium. Significant expansion of reimbursement for digital care during the COVID-19 crisis made digital care more affordable for many people.

We continue to experience strong digital care adoption and usage of our enterprise software and products. In the three months ended March 31, 2023, our clients completed a total of 1.7 million visits using our enterprise software, while in the three months ended March 31, 2022 1.8 million visits were completed. AMG providers accounted for 25% and 22% of total visits performed using our enterprise software during the three months ended March 31, 2023 and 2022, respectively. We demonstrated that virtual care goes beyond urgent care pandemic needs through a significant number of scheduled visits. Scheduled visits was 1.2 million for the three months ended March 31, 2023 and 1.3 million for the three months ended March 31, 2022.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Client Providers
March 31, 2023	1,710,000	75%
December 31, 2022	1,715,000	71%
September 30, 2022	1,450,000	74%
June 30, 2022	1,525,000	76%
March 31, 2022	1,775,000	78%
December 31, 2021(1)	1,550,000	75%

(1)
In the year ended December 31, 2022, we revised our methodology of how we count visits in our Amwell Psychiatric Care business which is part of our AMG visits. This change resulted in an adjustment to the number of visits reported in prior periods. The numbers included in the table above reflect the current methodology.

Active Providers

An important indicator of the value of our enterprise software to our clients is the number of non-AMG providers that are active on the enterprise software. As we noted in "Item 1A. Risk Factors" of the Form 10-K, we may make adjustments to our historical Active Provider metrics with revisions to our methodology for calculating this number in the future. We define “Active Providers” as providers that have delivered a visit on the enterprise software at least once in the last 12 months. Active Providers demonstrate the prevalence of digital care within our clients in both home and hospital environments. We believe Active Providers is a measure of our success in delivering on our mission of enabling access to care. We expect that the number of Active Providers will increase over time as a result of several factors:

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

We continued to experience growth in core Active Providers in the current year, in which approximately 1,000 Active Providers were added, all coming from our Health System and Health Plan clients.

Total Active Providers
Quarter Ended	Total Active Providers	Client Providers	AMG
March 31, 2023	108,000	104,500	3,500
December 31, 2022	107,000	103,500	3,500
September 30, 2022(1)	104,000	100,500	3,500
June 30, 2022(1)	101,000	97,500	3,500
March 31, 2022(1)	100,000	96,500	3,500
December 31, 2021(1)	96,000	92,500	3,500

(1)
In the year ended December 31, 2022, we revised our methodology of calculating Active Providers as part of our efforts to account for unique providers who conduct visits on multiple platforms and products. This change resulted in an adjustment to the number of active providers reported historically. The numbers included in the table above reflect the current methodology.

Regulatory Environment

Our operations are subject to comprehensive United States federal, state and local and international regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. In response to the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of digital care services. For example, many state governors issued executive orders permitting physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited or abbreviated licensure process so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to digital care services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. With the end of the public health emergency in the United States in May 2023, we expect many of these regulatory requirements to be re-instated. However, we do not anticipate a material impact on our business resulting from the foregoing.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) goodwill impairment, (v) stock-based compensation expense, (vi) severance expenses, (vii) capitalized software costs, (viii) litigation expenses related to the defense of our patents in the patent infringement claim filed by Teladoc and (ix) other items affecting our results that we do not view as representative of our ongoing operations, including noncash compensation costs incurred by selling shareholders and adjustments made to the contingent consideration.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(398,509)	$(70,253)
Add:
Depreciation and amortization	7,243	$6,598
Interest income and other income (expense), net	(940)	(108)
(Expense) Benefit from income taxes	1,475	(332)
Goodwill Impairment	330,309	—
Stock-based compensation	20,997	12,085
Severance(1)	1,575	—
Capitalized software costs	(6,751)	—
Noncash expenses and contingent consideration adjustments(2)	—	3,737
Litigation expense(3)	—	1,138
Adjusted EBITDA	$(44,601)	$(47,135)

(1)
Severance costs associated with the termination of employees during the three months ended March 31, 2023.
(2)
Noncash expenses and contingent consideration adjustments include, noncash compensation costs incurred by selling shareholders and adjustments made to the contingent consideration.
(3)
Litigation expense relates to legal costs related to the Teladoc litigation which was dismissed pursuant to a confidential settlement between the parties in 2022.

Some of the limitations of adjusted EBITDA include (i) adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and adjusted EBITDA does not reflect these capital expenditures. Our legal, accounting and other professional expenses reflect cash expenditures and we expect such expenditures to recur from time to time. Our adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate adjusted EBITDA in the same manner as we calculate the measure, limiting its usefulness as a comparative measure. In evaluating adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to loss before benefit from income taxes, net loss, earnings per share, or any other performance measures derived in accordance with U.S. GAAP. When evaluating our performance, you should consider adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

Components of Statement of Operations

Revenue

The Company has demonstrated revenue growth as a direct result increasing acceptance of digital care, our penetration of the market, and the successful launch of new or expanded products that enable broadened applications of settings for care delivered virtually. Revenue performance is reflective of the strong foundation that has been built, focused around health plans, health systems, our provider network and a consistently increasing visit base.

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

Cost of revenues are primarily driven by the size of our provider network and the hosting and technical support required to service our clients. Our business models are designed to be scalable and to leverage fixed costs to generate higher revenues. While we currently expect increased investments to support accelerated growth, we also expect increased efficiencies and economies of scale. Our quarterly cost of revenues as a percentage of revenues is expected to fluctuate from period to period depending on the interplay of these aforementioned factor.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. In the recent years we accelerated the expansion of our enterprise software volume capacity and the development of additional functionality through new programs and modules. We have also expanded the use of offshore resources to provide more efficient rates which are designed to offset the increased research and development spend. While we have recognized an increase in the research and development expense throughout the prior years, the corresponding future revenue growth is expected to result in lower expenses as a percentage of revenue. This increased spend represents an investment in a more scalable and economically beneficial solution that will properly position the Company to benefit in the long term. We believe the increase in spend in the prior years was temporary and we expect to continue to see a gradual decline during 2023.

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

Marketing expenses consist primarily of personnel and related expenses (inclusive of stock-based compensation) for our marketing staff that primarily support the sales organization and client engagement. Marketing costs also include third-party independent research, digital marketing campaigns, participation in trade shows, brand messaging, public relations costs, and the costs of communication materials that are produced to generate awareness and utilization of our enterprise software among our clients and their users.

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

Goodwill Impairment

Goodwill impairment is the result of the fair value of the Company's one reporting unit being less than its carrying value. The goodwill impairment resulted from sustained decreases in the Company's publicly quoted share price and market capitalization.

Interest Income and Other Income (Expense), Net

The balance of interest income and other income (expense), net, consists predominantly of interest income on our money-market and short-term investments. We did not incur material interest expenses in the period as there were no outstanding debts or notes payable.

Provision for Income Taxes

The income tax provision is primarily due to state and foreign income tax expense.

Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three months ended March 31, 2023 and 2022 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change	%
Revenue	$64,001	$64,232	$(231)	0%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	38,752	36,765	1,987	5%
Research and development	25,923	37,481	(11,558)	(31)%
Sales and marketing	22,726	21,154	1,572	7%
General and administrative	36,370	32,716	3,654	11%
Depreciation and amortization expense	7,243	6,598	645	10%
Goodwill Impairment	330,309	—	330,309	(N/A
Total costs and operating expenses	461,323	134,714	326,609	242%
Loss from operations	(397,322)	(70,482)	(326,840)	464%
Interest income and other income (expense), net	940	108	832	770%
Loss before expense from income taxes and loss from equity method investment	(396,382)	(70,374)	(326,008)	463%
(Expense) Benefit from income taxes	(1,475)	332	(1,807)	(544)%
Loss from equity method investment	(652)	(211)	(441)	209%
Net loss	(398,509)	(70,253)	(328,256)	467%
Net loss attributable to non-controlling interest	(821)	(216)	(605)	280%
Net loss attributable to American Well Corporation	$(397,688)	$(70,037)	$(327,651)	468%

Revenue

For the three months ended March 31, 2023, subscription revenue remained flat. There was an increase in visit revenue of $1.9 million, due to the mix of visits causing higher fees per visit while the number of visits remained relatively flat as the COVID-19 pandemic receded. This increase was offset by a decrease in other revenue of $2.0 million related to a decline in hardware and marketing revenue due to the timing of customer deployments.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended March 31, 2023, the increase in cost of revenue was primarily due to an increase of $1.5 million related to provider fees. There was also an increase in consulting spend of $0.5 million primarily related to professional services costs associated with customer migrations.

Research and Development Expenses

For the three months ended March 31, 2023, the decrease in research and development expense was primarily driven by a decrease of $13.1 million in consulting services as spend related to the Converge platform has declined (contributing to this decrease was $6.8 million capitalized as software development costs). There was no non-cash compensation in the current year related to the SilverCloud acquisition, while there was a change of $0.6 million in the prior year due to the settlement of the SilverCloud bonus escrow award in 2022. This decrease was partially offset by an increase of $2.9 million in employee-related costs (inclusive of stock compensation expense) due to increased headcount.

Sales and Marketing Expenses

For the three months ended March 31, 2023, the increase in sales and marketing expense primarily consisted of $2.8 million in employee-related costs (inclusive of commissions and stock compensation expense) due to increased headcount. This increase was partially offset by a decrease of $1.4 million in advertising spend and spend on conferences and tradeshows.

General and Administrative Expenses

For the three months ended March 31, 2023, the increase in general and administrative expense was driven by an increase related to employee-related costs (inclusive of $8.0 million of stock compensation expense) of approximately $8.4 million, due to additional equity awards granted and headcount increase. The increase was partially offset by a decrease of $1.3 million in legal costs mainly due to the Teladoc litigation settlement in the second quarter of 2022. There was no non-cash compensation or earnout adjustment in the current year, while there were total charges of $2.7 million in the prior year, due to the settlement of the SilverCloud bonus escrow awards and adjustment to the SilverCloud revenue earnout in 2022.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three months ended March 31, 2023. Amortization expense increased by $0.7 million for the three months ended March 31, 2023. The increase in amortization was related to the amortization of the internally developed software intangible assets.

Goodwill Impairment

During the three months ended March 31, 2023, the goodwill was impaired by $330.3 million (or $1.18 per basic and diluted share) as a result of sustained decreases in the Company's publicly quoted share price and market capitalization.

Interest Income and Other (Expense) Income, net

For the three months ended March 31, 2023 and 2022, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax expense was $1.5 million for the three months ended March 31, 2023, compared to income tax benefit of $0.3 million for the three months ended March 31, 2022.

Loss from Equity Method Investment

The Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via virtual care. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investments in CCAW, JV LLC using the equity method of accounting.

During the three months ended March 31, 2023 and 2022, the Company recognized a loss of $0.7 million and $0.2 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2023	2022
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(29,148)	$(62,191)
Net cash used in investing activities	(397,739)	(499,291)
Net cash provided by (used in) financing activities	1,556	(7,753)
Total	$(425,331)	$(569,235)

Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $507.2 million and $538.5 million as of March 31, 2023 and December 31, 2022, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $397.3 million and a net loss of $398.5 million for the three months ended March 31, 2023 and had an accumulated deficit of $1,479.7 million as of March 31, 2023.

The Company has no debt as of March 31, 2023 or December 31, 2022 and expects to generate operating losses in future years.

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

Three months ended March 31, 2023, vs. three months ended March 31, 2022

Cash Used in Operating Activities

Cash used in operating activities was $29.1 million for the three months ended March 31, 2023. The primary driver of this use of cash was our net loss of $398.5 million. The net loss was reflective of the investments made back into the Company (from a technology perspective), partially offset by the overall growth of our business including expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $360.0 million (primarily goodwill impairment of $330.3 million, stock-based compensation of $21.0 million and depreciation and amortization of $7.2 million).

Cash used in operating activities was $62.2 million for the three months ended March 31, 2022. The primary driver of this use of cash was our net loss of $70.3 million. The net loss for the year was reflective of the investments made back into the Company (from a technology perspective), partially offset by the overall growth of our business including an increase in new clients and expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $20.8 million (primarily stock-based compensation of $12.1 million and depreciation and amortization of $6.6 million).

Cash Used in Investing Activities

Cash used in investing activities was $397.7 million for the three months ended March 31, 2023. Cash used in investing activities consisted of purchases of short-term investments of $390.0 million, $6.8 million in capitalized software development costs and $1.0 million investment in the less than majority owned joint venture.

Cash used in investing activities was $499.3 million for the three months ended March 31, 2022. Cash used in investing activities consisted of $0.1 million in the purchases of property and equipment and purchases of short-term investments of $499.2 million.

Cash Provided by and Used in Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023, was $1.6 million. Cash provided by financing activities consisted of $1.6 million of proceeds from the exercise of employee stock options and employee stock purchase plan.

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

Contractual Obligations and Commitments

As of March 31, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements in our Form 10-K and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended March 31, 2023.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $112.9 million, and $538.5 million as of March 31, 2023 and December 31, 2022, respectively. The Company also held investments totaling $394.3 million as of March 31, 2023. The Company held no investments as of December 31, 2022. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of March 31, 2023 and December 31, 2022, the Company has one foreign subsidiary in Israel, the functional currency of that subsidiary is the U.S. dollar. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the three months ended March 31, 2023 and 2022 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended March 31, 2023.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	316	$3.86	—	—
February 1 to February 28	—	—	—	—
March 1 to March 31	—	—	—	—
Total	316	$3.86	—	—

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

10.1#*	Employment Agreement between American Well Corporation and Vaughn Paunovich, dated May 19, 2022

10.2#*	American Well Corporation Non-Employee Director Compensation Policy

31.1*	Chief Executive Officers Certifications

31.2*	Chief Financial Officer Certification

32.1*	CEO Certification of Quarterly Report

32.2*	CFO Certifications of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	May 3, 2023	By:	/s/ Ido Schoenberg, MD
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ Roy Schoenberg, MD, MPH
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ Robert Shepardson
Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2023	By:	/s/ Paul McNeice
Vice President of Accounting
(Principal Accounting Officer)