Form 10-Q
period 2023-06-30
American Well Corp
filed 2023-08-02
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 28, 2023, the number of shares of the registrant’s Class A common stock outstanding was 251,727,585, the number of shares of the registrant’s Class B common stock outstanding was 27,390,397 and the number of shares of the registrant’s Class C common stock outstanding was 5,555,555.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$161,356	$538,546
Investments	297,326	—
Accounts receivable ($91 and $2,597, from related parties and net of allowances of $1,838 and $1,884, respectively)	48,399	58,372
Inventories	8,532	8,737
Deferred contract acquisition costs	1,534	1,394
Prepaid expenses and other current assets	18,294	19,567
Total current assets	535,441	626,616
Restricted cash	795	795
Property and equipment, net	586	1,012
Goodwill	79,421	435,279
Intangible assets, net	134,953	134,980
Operating lease right-of-use asset	11,770	13,509
Deferred contract acquisition costs, net of current portion	4,520	3,394
Other assets	2,197	1,972
Investment in minority owned joint venture (Note 2)	2,493	—
Total assets	$772,176	$1,217,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,521	$7,236
Accrued expenses and other current liabilities	42,581	54,258
Operating lease liability, current	2,932	3,057
Deferred revenue ($706 and $1,665 from related parties, respectively)	60,214	49,505
Total current liabilities	110,248	114,056
Other long-term liabilities	1,645	1,574
Operating lease liability, net of current portion	9,995	11,787
Deferred revenue, net of current portion ($4 and $10 from related parties, respectively)	6,600	6,289
Total liabilities	128,488	133,706
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2023 and as of December 31, 2022	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 251,076,995 and 244,193,727 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 27,390,397 shares issued and outstanding; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of June 30, 2023 and as of December 31, 2022	2,834	2,766
Additional paid-in capital	2,204,387	2,160,108
Accumulated other comprehensive income	(8,869)	(16,969)
Accumulated deficit	(1,572,777)	(1,082,028)
Total American Well Corporation stockholders’ equity	625,575	1,063,877
Non-controlling interest	18,113	19,974
Total stockholders’ equity	643,688	1,083,851
Total liabilities and stockholders’ equity	$772,176	$1,217,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
($983, $1,163, $1,971 and $2,377 from related parties, respectively)	$62,447	$64,516	$126,448	$128,748
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	38,244	36,497	76,996	73,262
Research and development	25,842	37,067	51,765	74,548
Sales and marketing	21,554	18,721	44,280	39,875
General and administrative	36,319	34,911	72,689	67,627
Depreciation and amortization expense	7,718	6,724	14,961	13,322
Goodwill Impairment	27,276	—	357,585	—
Total costs and operating expenses	156,953	133,920	618,276	268,634
Loss from operations	(94,506)	(69,404)	(491,828)	(139,886)
Interest income and other income (expense), net	2,332	764	3,272	872
Loss before expense from income taxes and loss from equity method investment	(92,174)	(68,640)	(488,556)	(139,014)
Expense from income taxes	(716)	(461)	(2,191)	(129)
Loss from equity method investment	(625)	(551)	(1,277)	(762)
Net loss	(93,515)	(69,652)	(492,024)	(139,905)
Net loss attributable to non-controlling interest	(1,040)	(507)	(1,861)	(723)
Net loss attributable to American Well Corporation	$(92,475)	$(69,145)	$(490,163)	$(139,182)
Net loss per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.25)	$(1.74)	$(0.51)
Weighted-average common shares outstanding, basic and diluted	283,059,929	273,320,740	281,504,945	273,615,031
Net loss	$(93,515)	$(69,652)	$(492,024)	$(139,905)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	1,933	(111)	6,252	(1,362)
Foreign currency translation	(214)	(10,179)	1,848	(13,130)
Comprehensive loss	(91,796)	(79,942)	(483,924)	(154,397)
Less: Comprehensive loss attributable to non-controlling interest	(1,040)	(507)	(1,861)	(723)
Comprehensive loss attributable to American Well Corporation	$(90,756)	$(79,435)	$(482,063)	$(153,674)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2023	277,139,679	$2,766	$2,160,108	$(16,969)	$(1,082,028)	$1,063,877	$19,974	$1,083,851
Exercise of common stock options	128,572	1	288	—	—	289	—	289
Vesting of restricted stock units, including units with a market condition	2,927,471	29	(29)	—	—	—	—	—
Shares repurchased and retired	(316)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	513,339	5	1,263	—	—	1,268	—	1,268
Stock-based compensation expense	—	—	20,997	—	—	20,997	—	20,997
Currency translation adjustment	—	—	—	2,062	—	2,062	—	2,062
Unrealized gains on available-for- sale securities, net of tax	—	—	—	4,319	—	4,319	—	4,319
Net loss	—	—	—	—	(397,688)	(397,688)	(821)	(398,509)
Balances as of March 31, 2023	280,708,745	2,801	2,182,627	(10,588)	(1,479,717)	695,123	19,153	714,276
Exercise of common stock options	158,027	2	278	—	—	280	—	280
Vesting of restricted stock units, including units with a market condition	3,420,846	34	(34)	—	—	—	—	—
Shares repurchased and retired	(264,671)	(3)	3	—	(585)	(585)	—	(585)
Stock-based compensation expense	—	—	21,513	—	—	21,513	—	21,513
Currency translation adjustment	—	—	—	(214)	—	(214)	—	(214)
Unrealized gains on available-for- sale securities, net of tax	—	—	—	1,933	—	1,933	—	1,933
Net loss	—	—	—	—	(92,475)	(92,475)	(1,040)	(93,515)
Balances as of June 30, 2023	284,022,947	$2,834	$2,204,387	$(8,869)	$(1,572,777)	$625,575	$18,113	$643,688

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

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(492,024)	$(139,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	357,585	—
Depreciation and amortization expense	14,950	13,132
Provisions for credit losses	(21)	(308)
Amortization of deferred contract acquisition costs	1,093	847
Amortization of deferred contract fulfillment costs	215	288
Noncash compensation costs incurred by selling shareholders	—	3,993
Stock-based compensation expense	42,685	27,598
Loss on equity method investment	1,277	762
Deferred income taxes	(23)	(1,164)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	10,161	5,763
Inventories	205	(391)
Deferred contract acquisition costs	(2,338)	(1,135)
Prepaid expenses and other current assets	1,091	(1,714)
Other assets	(212)	489
Accounts payable	(2,753)	(6,525)
Accrued expenses and other current liabilities	(11,591)	(490)
Other long-term liabilities	—	(15)
Deferred revenue	10,924	(6,624)
Net cash used in operating activities	(68,776)	(105,399)
Cash flows from investing activities:
Purchases of property and equipment	(36)	(58)
Capitalized software development costs	(13,836)	—
Investment in less than majority owned joint venture	(3,920)	(1,960)
Purchases of investments	(389,990)	(499,223)
Proceeds from sales and maturities of investments	98,916	124,981
Net cash used in investing activities	(308,866)	(376,260)
Cash flows from financing activities:
Proceeds from exercise of common stock options	569	4,465
Proceeds from employee stock purchase plan	1,268	1,501
Payments for the purchase of treasury stock	(586)	—
Proceeds from Section 16(b) disgorgement	—	295
Payment of contingent consideration	—	(11,790)
Net cash provided by (used in) financing activities	1,251	(5,529)
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(799)	(2,039)
Net decrease in cash, cash equivalents, and restricted cash	(377,190)	(489,227)
Cash, cash equivalents, and restricted cash at beginning of period	539,341	747,211
Cash, cash equivalents, and restricted cash at end of period	$162,151	$257,984
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	161,356	257,189
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$162,151	$257,984
Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$1,018	$13
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in settlement of earnout	$—	$17,243

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

Liquidity and Capital Resources

The Company expects that its cash, cash equivalents and investments balance as of June 30, 2023 of $458,682 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2022, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s the financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of results for the full 2023 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the estimated customer relationship period that is used in the amortization of deferred contract acquisition costs, the valuation of assets and liabilities acquired in business combinations, goodwill, the useful lives of intangible assets and property and equipment and the valuation of common stock awards. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $33,442 and $1,760, respectively, as of June 30, 2023 and $31,189 and $1,648, respectively as of December 31, 2022.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $16,729 and $17,400 for the three months ended June 30, 2023 and 2022, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended June 30, 2023 and 2022. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $36,475 and $35,792 for the six months ended June 30, 2023 and 2022, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the six months ended June 30, 2023 and 2022.

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

In 2020 the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. In April 2022 the Company made a capital contribution of $1,960 related to a portion of the phase one capital commitment. During the six months ended June 30, 2023 the Company made capital contributions of $3,920 related to a portion of the phase one capital commitment, of which $2,940 was contributed in the three months ended June 30, 2023.

For the three months ended June 30, 2023 and 2022, the Company recognized a loss of $625 and $551 as its proportionate share of the joint venture’s results of operations, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized a loss of $1,277 and $762, respectively. Accordingly, the carrying value of the equity method investment as of June 30, 2023 and December 31, 2022 was $2,493 and $(150), respectively. As the share of losses exceeds the carrying amount of the investment, the carrying amount as of December 31, 2022 is included in the balance of accrued expenses and other current liabilities on the consolidated balance sheet.

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable. As of June 30, 2023 one client accounted for 15% of outstanding accounts receivable, and as of December 31, 2022, two clients each accounted for 18% of outstanding accounts receivable.

During the three months ended June 30, 2023 and 2022, sales to one client represented 24% and 24% of the Company’s total revenue, respectively. During the six months ended June 30, 2023 and 2022, sales to one customer represented 24% and 25% of the Company’s total revenue, respectively.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. A charge is reported as impairment of goodwill in the consolidated statements of operations and comprehensive loss. In the three and six months ended June 30, 2023 there was an impairment of goodwill of $27,276 and $357,585, respectively, as our carrying value exceeded the fair value of our reporting unit. For details associated with the Company's interim goodwill impairment, see Note 7 - Goodwill and Intangible Assets.

Fair value determination of our reporting unit requires considerable judgment and is sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the quantitative goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting unit may include such items as: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by the Company’s publicly quoted share price, below our net book value. In the event there is a further sustained decline in our stock price, future adverse changes in our projected cash flows, and/or changes in key assumptions, including but not limited to an increase in our discount rate and/or lower market multiples, we may be required conduct additional impairment testing of our goodwill, other intangibles and/or long-lived assets and subsequently record a non-cash impairment charge.

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Platform subscription	$28,030	$29,592	$56,725	$58,283
Visits	28,083	29,750	60,620	60,486
Other	6,334	5,174	9,103	9,979
Total Revenue	$62,447	$64,516	$126,448	$128,748

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

Changes in the allowance for credit losses were as follows:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Allowance for credit losses, beginning of the period	$1,884	$1,809
Provisions	(21)	803
Write-offs	(25)	(728)
Allowance for credit losses, end of the period	$1,838	$1,884

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. The amount of unbilled accounts receivable included within accounts receivable on the consolidated balance sheet was $3,677 and $3,566 as of June 30, 2023 and December 31, 2022, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended June 30, 2023 and 2022, the Company recognized revenue of $11,099 and $16,845, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. For the six months ended June 30, 2023 and 2022, the Company recognized revenue of $27,297 and $39,992, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented

Changes in the Company’s deferred revenue balance for the six months ended June 30, 2023 and December 31, 2022 were as follows:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Total deferred revenue, beginning of the period	$55,794	$75,896
Additions	71,281	106,330
Recognized	(60,261)	(126,432)
Total deferred revenue, end of the period	$66,814	$55,794
Current deferred revenue	60,214	49,505
Non-current deferred revenue	6,600	6,289
Total	$66,814	$55,794

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $192,406 and $166,855, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the June 30, 2023 amount, the Company expects to recognize 47% of the transaction price in the 12 month period ended June 30, 2024, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

4. National Telehealth Network

In 2012, the Company and an affiliate of Elevance Health Inc. formed NTN to expand the availability and adoption of telemedicine. The Company did not have a controlling financial interest in NTN, but it had the ability to exercise significant influence over the operating and financial policies of NTN. Therefore, the Company accounted for its investment in NTN using the equity method of accounting through December 31, 2015.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $1,040 and $507 for the three months ended June 30, 2023 and 2022, respectively. The proportionate share of the loss attributed to the non-controlling interest amounted to $1,861 and $723 for the six months ended June 30, 2023 and 2022, respectively.

The carrying value of the non-controlling interest was $18,113 and $19,974 as of June 30, 2023 and December 31, 2022, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$83,533	$—	$—	$83,533
U.S government securities	—	297,326	—	$297,326
Total financial assets:	$83,533	$297,326	$—	$380,859

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$445,856	$—	$—	$445,856
Total financial assets:	$445,856	$—	$—	$445,856

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s investments consisted of U.S. government agency bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. government agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the six months ended June 30, 2023, there were no transfers between fair value measurement levels.

6. Investments

As of June 30, 2023 and December 31, 2022, the fair value of the Company’s investments by type of security was as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$291,074	6,252	$—	$297,326
	$291,074	$6,252	$—	$297,326

December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$—	$—	$—	$—
	$—	$—	$—	$—

7. Goodwill and Intangible Assets

Goodwill consisted of the following:

Six Months Ended June 30, 2023
Beginning Balance as of January 1	$435,279
Goodwill impairment	(357,585)
Currency translation adjustments	1,727
Ending Balance	$79,421

As a result of sustained decreases in the Company's publicly quoted share price and market capitalization during 2023, the Company considered the potential impact on its goodwill, definite-lived intangibles, and other long-lived assets as of June 30, 2023. As a result of this review, the Company did not identify any triggering events that would result in impairment to its definite-lived intangible assets or other long-lived assets.

The Company identified indicators of goodwill impairment for the single reporting unit which required an interim goodwill impairment assessment. In performing the quantitative assessment of goodwill, our reporting unit’s carrying amount exceeded its fair value. The Company estimated the reporting unit's fair value based on the market capitalization and a related control premium of 30% (amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company). The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. As a result of the interim quantitative impairment assessment, the Company recorded a $27,276 and $357,585 non-deductible, non-cash goodwill impairment charge for three and six months ended June 30, 2023. When considering a hypothetical sensitivity analysis to our goodwill assessment in future periods, should a triggering event be identified, a further 10% decline in our stock price could result in an impairment charge of approximately $50,000.

Identified intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
June 30, 2023
Customer relationships	$80,499	$(29,015)	$51,484	7.0
Contractor relationships	535	(309)	226	5.5
Tradename	14,127	(4,192)	9,935	4.6
Technology	89,634	(38,062)	51,572	3.8
Internally developed software	23,991	(2,255)	21,736	2.7
	$208,786	$(73,833)	$134,953

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2022
Customer relationships	$80,168	$(24,919)	$55,249	7.4
Contractor relationships	535	(288)	247	6.0
Trade name	14,012	(3,050)	10,962	5.0
Technology	89,262	(30,895)	58,367	4.2
Internally developed software	10,155	—	10,155	3.0
	$194,132	$(59,152)	$134,980

The Company capitalized $7,085 and $13,836 of costs during the three and six months ended June 30, 2023, related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. Amortization expense related to intangible assets for the three months ended June 30, 2023 and 2022 was $7,565 and $6,328, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2023 and 2022 was $14,497 and $12,514, respectively. Estimated future amortization expense of the identified intangible assets as of June 30, 2023, is as follows:

2023	$16,346
2024	32,659
2025	32,643
2026	22,061
2027	11,331
Thereafter	19,913
$134,953

8. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Employee compensation and benefits	$18,861	$26,192
Professional services	7,149	10,190
Provider services	5,576	8,096
Other	10,995	9,780
Total	$42,581	$54,258

9. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of June 30, 2023 and December 31, 2022.

Common Stock

In the three and six months ended June 30, 2023, no shares of Class B common stock were converted to Class A common stock. As of June 30, 2023, the par value of the Class A, Class B and Class C shares was $2,503, $275, and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	251,076,995	251,076,995
Class B	100,000,000	27,390,397	27,390,397
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	284,022,947	284,022,947

As of June 30, 2023 and December 31, 2022, the Company had reserved 78,971,649 and 68,617,245 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

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

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	11,039,551	$5.23	5.5	$996
Granted	—	$—
Forfeited	(509,005)	$5.42
Expired	—	$—
Exercised	(286,599)	$1.99
Outstanding as of June 30, 2023	10,243,947	$5.25	5.1	$32
Vested and expected to vest as of December 31, 2022	10,951,967	$5.02	5.5	$996
Vested and expected to vest as of June 30, 2023	10,209,073	$5.09	5.1	$32
Options exercisable as of December 31, 2022	10,417,259	$4.97	5.4	$996
Options exercisable as of June 30, 2023	9,959,014	$5.07	5.1	$32

No options were granted in the six months ended June 30, 2023 and 2022.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	19,316,459	$10.78
Granted	13,585,428	2.60
Vested	(5,202,007)	7.03
Forfeited	(1,484,678)	3.97
Unvested as of June 30, 2023	26,215,202	$7.67

The total grant date fair value of RSU’s granted for the six months ended June 30, 2023 was $35,338. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the six months ended June 30, 2023 and 2022 was $13,134 and $13,180, respectively.

Restricted Stock Units with a Market Condition

In the six months ended June 30, 2023, the Company granted performance-based market condition share awards to certain members of the Company’s management team (excluding the co-CEOs), which entitle these employees with the right to receive shares of common stock, upon achievement of certain stock price milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the applicable service vesting conditions. These performance-based market condition share awards consist of three tranches with three separate specified award values that become payable upon the achievement of certain stock price milestones, which can result in a vesting range of up to 2,654,598 shares. These performance-based market condition share awards have a performance period of three years.

As of June 30, 2023, 1,146,310 of the performance-based market condition share awards granted in the prior year have satisfied both the applicable market capitalization milestones and the service vesting conditions.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	25,602,405	$2.30
Granted	2,654,598	2.19
Vested	(1,146,310)	2.12
Cancelled/Forfeited	(77,168)	2.19
Unvested as of June 30, 2023	27,033,525	$2.29

The total grant-date fair value of performance-based market condition share awards granted during the six months ended June 30, 2023 and 2022 was $5,805 and $56,109, respectively.

The weighted average estimated fair value of the performance-based market condition share awards granted during the six months ended June 30, 2023 was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

Six Months Ended June 30,
2023
Risk-free rate	4.61%
Term to end of performance period (yrs)	3 years
Valuation date stock price	$2.76
Expected volatility	70%
Expected dividend yield	0%

2020 Employee Stock Purchase Plan

During the six months ended June 30, 2022, the Company issued 425,114 shares under the ESPP. During the six months ended June 30, 2023, the Company issued 513,339 shares under the ESPP. As of June 30, 2023 7,634,642 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$435	$426	$833	$761
Research and development	2,872	2,699	5,673	4,881
Selling and marketing	2,337	1,304	4,323	3,099
General and administrative	15,869	10,478	31,681	18,251
Total	$21,513	$14,907	$42,510	$26,992

As of June 30, 2023, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $94,720, which is expected to be recognized over a weighted-average period of 2.4 years.

10. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through June 30, 2023 and December 31, 2022, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of June 30, 2023 and December 31, 2022, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

11. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and six months ended June 30, 2023, the Company recognized an income tax expense of $716 and $2,191, primarily due to federal, state and foreign income tax expense. During the three and six months ended June 30, 2022, the Company recorded income tax expense of $461 and $129, primarily due to state and foreign income taxes.

12. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of June 30, 2023 and December 31, 2022, the Company held total deferred revenue of $172 and $355, respectively from contracts with this client. As of June 30, 2023 and December 31, 2022, amounts due from Cleveland Clinic were $91 and $995, respectively.

During the three months ended June 30, 2023 and 2022, the Company recognized revenue of $590 and $694, respectively, from contracts with this client. During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $1,189 and $1,454, respectively, from contracts with this customer.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the six months ended June 30, 2023 the Company made capital contributions of $3,920 related to a portion of the phase one capital commitment.

During the three months ended June 30, 2023 and 2022 the Company recognized revenue of $393 and $469 from contracts with this client, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized revenue of $782 and $923, respectively, from contracts with this customer.

As of June 30, 2023 and December 31, 2022, the Company held total deferred revenue of $538 and $1,320, respectively, from contracts with this client. As of June 30, 2023 and December 31, 2022, amounts due from CCAW, JV LLC were $0 and $1,602.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(93,515)	$(69,652)	$(492,024)	$(139,905)
Net loss attributable to non-controlling interest	(1,040)	(507)	(1,861)	(723)
Net loss attributable to American Well Corporation	$(92,475)	$(69,145)	$(490,163)	$(139,182)
Denominator:
Weighted-average common shares outstanding —basic and diluted	283,059,929	273,320,740	281,504,945	273,615,031
Net loss per share attributable to common stockholders—basic and diluted	$(0.33)	$(0.25)	$(1.74)	$(0.51)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested restricted stock units	25,676,742	14,856,621	25,676,742	14,856,621
Unvested performance market-based stock units	27,033,525	23,854,785	27,033,525	23,854,785
Options to purchase shares of common stock	10,243,947	12,830,371	10,243,947	12,830,371
	62,954,214	51,541,777	62,954,214	51,541,777

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

Amwell is a leading enterprise software company enabling digital delivery of care for healthcare’s key stakeholders. We empower health providers, payers and innovators to achieve their digital ambitions, enabling a hybrid model of in-person, virtual and automated care. We provide our clients with the core technology and services necessary to successfully develop and distribute digital care programs that meet their strategic, operational, financial and clinical objectives under their own brands. Our enterprise software connects care across in-person, virtual and automated modalities and provides an open, scalable infrastructure that can grow alongside our clients. We bring technology and services that deliver new models of care, strategic partnerships, consistent execution, and better outcomes. As of December 31, 2022, we powered the digital care programs of more than 55 health plans, which collectively represent more than 90 million covered lives, as well as approximately 140 of the nation’s largest health systems, representing more than 2,000 hospitals. Since inception, we have powered approximately 24.1 million virtual care visits for our clients, including approximately 3.2 million in the six months ended June 30, 2023.

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

As of June 30, 2023, approximately 102,500 of our clients’ providers use our enterprise software to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group® (“AMG”), our nationwide network of clinical entities with approximately 3,500 multi-disciplinary providers covering 50 states and Washington, D.C., with 24/7/365 coverage.

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

The development of Converge represents a re-platforming by the Company to provide our customer base with an improved and more robust solution. This re-platforming has been an ongoing effort that resulted in increased research and development costs during the peak development period and we expect to see a return to normal levels of spend in the coming quarters. Re-platforming may impact timing of revenue as we manage on-boarding and customer churn. During the three months ended June 30, 2023, 43% of our visits were provided on the Converge platform, which was an increase from 28% in the fourth quarter of 2022. As of June 30, 2023, we have a thumbs-up rating by patients and providers of over 90%. A major strategic focus for us in 2023 is to continue the migration of our health system and health plan clients onto the Converge platform.

Our Business Model

We sell our enterprise software on a subscription basis, which, with our modular platform architecture, allows our clients to introduce innovative digital care use cases over time, expanding our subscription revenue opportunity. To support the enterprise software, we offer professional services on a fee-for-service basis and a range of patient and provider Carepoint devices and software that support hospital and home use cases and access to AMG, our affiliated medical group that provides clinical services on a fee-for-service basis. The combination of the enterprise software, services and Carepoint hardware allows our clients to deploy digital care solutions across their full enterprise, deepening their relationships with existing and new patients and members through improved care access and coordination, cost and quality. Our contracts are typically three years in length but may be longer for our largest strategic client partners.

Total subscription fees received were $28.0 million and $29.6 million for the three months ended June 30, 2023 and 2022, respectively, and $56.7 million and $58.3 million for the six months ended June 30, 2023, and 2022, respectively.

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

Our health plan clients mainly purchase clinical services that leverage our AMG network. These visit consultations are charged on a fee-for-service basis and range in price based on the type of consultation and the specialty of the provider. We also have digital programs like our SilverCloud by Amwell Behavioral Health and our automated care programs leveraging the technology from our acquisition of Conversa, as well as third-party partner programs, including SWORD Health, DermatologistOnCall and Dario Health, which we announced in March 2023. These programs are each priced differently, with some including recurring subscription fees and others including volume-based and visit fees.

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

Fees received from AMG-related visits were $28.1 million and $29.7 million for the three months ended June 30, 2023 and 2022, respectively, and $60.6 million and $60.5 million for the six months ended June 30, 2023, and 2022, respectively.

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

Fees received from the provision of services and Carepoints were $6.3 million and $5.2 million for the three months ended June 30, 2023 and 2022, respectively, and $9.1 million and $10.0 million for the six months ended June 30, 2023, and 2022, respectively.

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

We continue to experience strong digital care adoption and usage of our enterprise software and products. In the six months ended June 30, 2023, our clients completed a total of 3.2 million visits using our enterprise software, while in the six months ended June 30, 2022 3.3 million visits were completed. AMG providers accounted for 24% and 23% of total visits performed using our enterprise software during the six months ended June 30, 2023 and 2022, respectively. We demonstrated that virtual care goes beyond urgent care pandemic needs through a significant number of scheduled visits. Scheduled visits were 2.2 million for the six months ended June 30, 2023 and 2.4 million for the six months ended June 30, 2022.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Client Providers
June 30, 2023	1,485,000	76%
March 31, 2023	1,710,000	75%
December 31, 2022	1,715,000	71%
September 30, 2022	1,450,000	74%
June 30, 2022	1,525,000	76%
March 31, 2022	1,775,000	78%

Active Providers

An important indicator of the value of our enterprise software to our clients is the number of non-AMG providers that are active on the enterprise software. We define “Active Providers” as providers that have delivered a visit on the enterprise software at least once in the last 12 months. Active Providers demonstrate the prevalence of digital care within our clients in both home and hospital environments. We believe Active Providers is a measure of our success in delivering on our mission of enabling access to care. We expect that the number of Active Providers will increase over time as a result of several factors, however during re-platforming efforts temporary declines may could occur:

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

Total Active Providers
Quarter Ended	Total Active Providers	Client Providers	AMG
June 30, 2023	106,000	102,500	3,500
March 31, 2023	108,000	104,500	3,500
December 31, 2022	107,000	103,500	3,500
September 30, 2022(1)	104,000	100,500	3,500
June 30, 2022(1)	101,000	97,500	3,500
March 31, 2022(1)	100,000	96,500	3,500

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

Seasonality

Visit volumes typically follow the annual flu season, rising during quarter four and quarter one and falling in the summer months. COVID-19 altered these historical trends as we saw spikes other times in the year with new variant outbreaks. The future impact of COVID-19 on seasonality is unknown as there could be additional surges and demand on virtual care visits. While we sell to and implement our solutions to clients year-round, we experience some seasonality in terms of when we enter into agreements with our clients and when we launch our solutions to members.

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(93,515)	$(69,652)	$(492,024)	$(139,905)
Add:
Depreciation and amortization	7,718	6,724	14,961	13,322
Interest income and other income (expense), net	(2,332)	(764)	(3,272)	(872)
Expense from income taxes	716	461	2,191	129
Goodwill Impairment	27,276	—	357,585	—
Stock-based compensation	21,513	14,907	42,510	26,992
Severance(1)	406	—	1,981	—
Capitalized software costs	(7,085)	—	(13,836)	—
Noncash expenses and contingent consideration adjustments(2)	—	1,259	—	4,996
Litigation expense(3)	—	4,261	—	5,399
Adjusted EBITDA	$(45,303)	$(42,804)	$(89,904)	$(89,939)

(1)
Severance costs associated with the termination of employees during the three and six months ended June 30, 2023.
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

Components of Statement of Operations

Revenue

The Company has demonstrated revenue growth as a direct result of the increasing acceptance of digital care, our penetration of the market, and the successful launch of new or expanded products that enable broadened applications for care delivered virtually. Revenue performance is reflective of the strong foundation that has been built, focused around health plans, health systems, our provider network and a consistently increasing visit base.

We generate revenues from the use of our enterprise software in the form of recurring subscription fees for use of our enterprise software, and related services and Carepoint sales. We also generate revenue from the performance of AMG patient visits.

Cost of Revenues, Excluding Amortization of Intangible Assets

Cost of revenues primarily consist of hosting fees paid to our hosting providers, costs incurred in connection with our professional services, technical and hosting support, and costs for running our affiliated provider network operations team. These costs primarily include employee-related expenses (including salaries, bonuses, benefits, stock-based compensation and travel).

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

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. In the recent years, we accelerated the expansion of our enterprise software volume capacity and the development of additional functionality through new programs and modules. We have also expanded the use of offshore resources to provide more efficient rates which are designed to offset the increased research and development spend. While we have recognized an increase in the research and development expense throughout the prior years, the corresponding future revenue growth is expected to result in lower expenses as a percentage of revenue. This increased spend represents an investment in a more scalable and economically beneficial solution that will properly position the Company to benefit in the long term. We believe the increase in spend in the prior years was temporary and we have seen and expect to continue to see a gradual decline during 2023 as we return to normal levels of spend in future periods.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three and six months ended June 30, 2023 and 2022 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2023	2022	Change	%	2023	2022	Change	%
Revenue	$62,447	$64,516	$(2,069)	-3%	$126,448	$128,748	$(2,300)	-2%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	38,244	36,497	1,747	5%	76,996	73,262	3,734	5%
Research and development	25,842	37,067	(11,225)	(30)%	51,765	74,548	(22,783)	(31)%
Sales and marketing	21,554	18,721	2,833	15%	44,280	39,875	4,405	11%
General and administrative	36,319	34,911	1,408	4%	72,689	67,627	5,062	7%
Depreciation and amortization expense	7,718	6,724	994	15%	14,961	13,322	1,639	12%
Goodwill Impairment	27,276	—	27,276	(N/A	357,585	—	357,585	(N/A
Total costs and operating expenses	156,953	133,920	23,033	17%	618,276	268,634	349,642	130%
Loss from operations	(94,506)	(69,404)	(25,102)	36%	(491,828)	(139,886)	(351,942)	252%
Interest income and other income (expense), net	2,332	764	1,568	205%	3,272	872	2,400	275%
Loss before expense from income taxes and loss from equity method investment	(92,174)	(68,640)	(23,534)	34%	(488,556)	(139,014)	(349,542)	251%
Expense from income taxes	(716)	(461)	(255)	55%	(2,191)	(129)	(2,062)	1,598%
Loss from equity method investment	(625)	(551)	(74)	13%	(1,277)	(762)	(515)	68%
Net loss	(93,515)	(69,652)	(23,863)	34%	(492,024)	(139,905)	(352,119)	252%
Net loss attributable to non-controlling interest	(1,040)	(507)	(533)	105%	(1,861)	(723)	(1,138)	157%
Net loss attributable to American Well Corporation	$(92,475)	$(69,145)	$(23,330)	34%	$(490,163)	$(139,182)	$(350,981)	252%

Revenue

For the three months ended June 30, 2023, subscription revenue declined $1.6 million due to customer churn during re-platforming, partially offset by growth in our existing strategic clients. Visit revenue decreased $1.6 million due to a decline in visit volume and lower utilization in specialty care. These decreases were partially offset by an increase in other revenue of $1.1 million primarily related to an increase in professional services.

For the six months ended June 30, 2023, subscription revenue declined $1.6 million due to customer churn during re-platforming, partially offset by growth in strategic clients. Visit revenue remained flat (visit mix largely offset the change in in volume). There was a slight decrease in other revenue of $0.9 million related primarily to hardware and marketing revenue.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended June 30, 2023, the increase in cost of revenue was primarily due to an increase of $2.4 million related to employee and consulting costs associated with clinician onboarding, partially offset by a decrease in hardware costs of $1.2 million due to the decline in hardware revenue. The decrease in gross margin is a result of shift in revenue mix.

For the six months ended June 30, 2023, the increase in cost of revenue was primarily due to an increase of $3.3 million related to employee and consulting costs, and $1.5 million in provider costs. This increase was offset by a decrease in hardware costs of $1.7 million due to the decline in hardware revenue. The decrease in gross margin contribution is a result of a shift in revenue mix.

Research and Development Expenses

For the three months ended June 30, 2023, the decrease in research and development expense was primarily driven by a decrease of $10.5 million in consulting services as spend related to the development of the Converge platform has declined (contributing to this decrease was $7.1 million capitalized as software development costs). There was also a decline in third party software spend of $1.4 million.

For the six months ended June 30, 2023, the decrease in research and development expense was primarily driven by a decrease of $23.6 million in consulting services as spend related to the development of the Converge platform has declined (contributing to this decrease was $13.8 million capitalized as software development costs). There was no non-cash compensation in the current year related to the SilverCloud acquisition, while there was a charge of $1.2 million in the prior year due to the settlement of the SilverCloud bonus escrow award in 2022. These decreases were partially offset by an increase of $3.6 million in employee-related costs (mainly due to increase in stock compensation expense and bonus expense) due to increased headcount.

Sales and Marketing Expenses

For the three months ended June 30, 2023, the increase in sales and marketing expense primarily consisted of $3.6 million in employee-related costs (inclusive of commissions and stock compensation expense) due to increased headcount. This increase was partially offset by a decrease of $0.4 million in advertising spend and spend on conferences and tradeshows and $0.7 million in meeting costs.

For the six months ended June 30, 2023, the increase in sales and marketing expense primarily consisted of $6.5 million in employee-related costs (inclusive of commissions and stock compensation expense) due to increased headcount. This increase was partially offset by a decrease of $1.7 million in advertising spend and spend on conferences and tradeshows and $1.1 million in meeting costs.

General and Administrative Expenses

For the three months ended June 30, 2023, the increase in general and administrative expense was driven by an increase related to employee-related costs (inclusive of $5.4 million of stock compensation expense) of approximately $7.4 million, due to additional equity awards granted and headcount increase. The increase was partially offset by a decrease of $4.6 million in legal costs mainly due to the Teladoc litigation settlement in the second quarter of 2022 as well as a decrease in insurance costs of $0.7 million.

For the six months ended June 30, 2023, the increase in general and administrative expense was driven by an increase related to employee-related costs (inclusive of $13.4 million of stock compensation expense) of approximately $15.9 million, due to additional equity awards granted and headcount increase. The increase was partially offset by a decrease of $5.8 million in legal costs mainly due to the Teladoc litigation settlement in the second quarter of 2022. There was no non-cash compensation or earnout adjustment in the current year, while there were total charges of $3.0 million in the prior year, due to the settlement of the SilverCloud bonus escrow awards and the SilverCloud revenue earnout in 2022. There was also a decrease in insurance costs of $1.5 million.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three months ended June 30, 2023. Amortization expense increased by $1.2 million for the three months ended June 30, 2023. The increase in amortization was related to the amortization of the internally developed software intangible assets.

Depreciation expense remained consistent for the six months ended June 30, 2023. Amortization expense increased by $2.2 million for the six months ended June 30, 2023. The increase in amortization was related to the amortization of the internally developed software intangible assets.

Goodwill Impairment

During the three months ended June 30, 2023, the goodwill was impaired by $27.3 million (or $0.10 per basic and diluted share) as a result of sustained decreases in the Company's publicly quoted share price and market capitalization.

During the six months ended June 30, 2023, the goodwill was impaired by $357.6 million (or $1.27 per basic and diluted share) as a result of sustained decreases in the Company's publicly quoted share price and market capitalization.

Interest Income and Other (Expense) Income, net

For the three and six months ended June 30, 2023 and 2022, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax expense was $0.7 million and $2.2 million for the three and six months ended June 30, 2023, compared to income tax benefit of $0.5 million and $0.1 million for the three and six months ended June 30, 2022.

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

During the three months ended June 30, 2023 and 2022, the Company recognized a loss of $0.6 million and $0.6 million, respectively, as its proportionate share of the joint venture results of operations. During the six months ended June 30, 2023 and 2022, the Company recognized a loss of $1.3 million and $0.8 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2023	2022
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(68,776)	$(105,399)
Net cash used in investing activities	(308,866)	(376,260)
Net cash provided by (used in) financing activities	1,251	(5,529)
Total	$(376,391)	$(487,188)

Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $458.7 million and $538.5 million as of June 30, 2023 and December 31, 2022, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $491.8 million and a net loss of $492.0 million for the six months ended June 30, 2023 and had an accumulated deficit of $1,572.8 million as of June 30, 2023.

The Company has no debt as of June 30, 2023 or December 31, 2022 and expects to generate operating losses in future years.

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

Six months ended June 30, 2023, vs. six months ended June 30, 2022

Cash Used in Operating Activities

Cash used in operating activities was $68.8 million for the six months ended June 30, 2023. The primary driver of this use of cash was our net loss of $492.0 million. The net loss was reflective of the investments made back into the Company (from a technology and infrastructure perspective), partially offset by the overall growth of our business including expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $417.8 million (primarily goodwill impairment of $357.6 million, stock-based compensation of $42.7 million and depreciation and amortization of $15.0 million).

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

Cash Used in Investing Activities

Cash used in investing activities was $308.9 million for the six months ended June 30, 2023. Cash used in investing activities consisted of $13.8 million in capitalized software development costs, $3.9 million investment in the less than majority owned joint venture and purchases of short-term investments of $390.0 million, partially offset by sales and maturities of investments of $98.9 million.

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

Cash Provided by and Used in Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023, was $1.3 million. Cash provided by financing activities consisted of $1.8 million of proceeds from the exercise of employee stock options and employee stock purchase plan, offset by $0.6 in the repurchase of stock to cover tax withholding obligations upon vesting of restricted stock units.

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

Contractual Obligations and Commitments

As of June 30, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements in our Form 10-K and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the six months ended June 30, 2023.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $161.4 million, and $538.5 million as of June 30, 2023 and December 31, 2022, respectively. The Company also held investments totaling $297.3 million as of June 30, 2023. The Company held no investments as of December 31, 2022. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of June 30, 2023 and December 31, 2022, the Company has one foreign subsidiary in Israel, the functional currency of that subsidiary is the U.S. dollar. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the six months ended June 30, 2023 and 2022 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2023.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	—	$—	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	264,671	2.21	—	—
Total	264,671	$2.21	—	—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2023, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:

•
On May 9, 2023, Robert Shepardson, our Chief Financial Officer, terminated a trading plan that was intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The plan was for the sale of up to 80,000 shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in the plan and was set to expire on the earlier of the date on which all the shares under the plan are sold and September 15, 2023. As of the date of termination, 60,000 shares of our Class A common stock were sold under the plan.
•
On May 9, 2023, Robert Shepardson, our Chief Financial Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for the sale of up to 80,000 shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and June 8, 2024.
•
On June 14, 2023, Kathy Weiler, our Chief Commercial & Growth Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for the sale of up to 250,000 shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and June 1, 2024.

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

AMERICAN WELL CORPORATION

Date:	August 2, 2023	By:	/s/ Ido Schoenberg, MD
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ Roy Schoenberg, MD, MPH
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ Robert Shepardson
Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2023	By:	/s/ Paul McNeice
Vice President of Accounting
(Principal Accounting Officer)