Form 10-Q
period 2023-09-30
American Well Corp
filed 2023-11-01
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, the number of shares of the registrant’s Class A common stock outstanding was 254,623,284, the number of shares of the registrant’s Class B common stock outstanding was 27,390,397 and the number of shares of the registrant’s Class C common stock outstanding was 5,555,555.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$319,373	$538,546
Investments	98,717	—
Accounts receivable ($91 and $2,597, from related parties and net of allowances of $1,944 and $1,884, respectively)	46,713	58,372
Inventories	7,832	8,737
Deferred contract acquisition costs	1,929	1,394
Prepaid expenses and other current assets	14,275	19,567
Total current assets	488,839	626,616
Restricted cash	795	795
Property and equipment, net	576	1,012
Goodwill	—	435,279
Intangible assets, net	125,889	134,980
Operating lease right-of-use asset	11,247	13,509
Deferred contract acquisition costs, net of current portion	3,598	3,394
Other assets	2,164	1,972
Investment in minority owned joint venture (Note 2)	1,893	—
Total assets	$635,001	$1,217,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,823	$7,236
Accrued expenses and other current liabilities	37,378	54,258
Operating lease liability, current	3,402	3,057
Deferred revenue ($154 and $1,665 from related parties, respectively)	53,076	49,505
Total current liabilities	98,679	114,056
Other long-term liabilities	1,586	1,574
Operating lease liability, net of current portion	9,086	11,787
Deferred revenue, net of current portion ($0 and $10 from related parties, respectively)	5,954	6,289
Total liabilities	115,305	133,706
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023 and as of December 31, 2022	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 254,038,177 and 244,193,727 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 27,390,397 shares issued and outstanding; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of September 30, 2023 and as of December 31, 2022	2,864	2,766
Additional paid-in capital	2,222,152	2,160,108
Accumulated other comprehensive income	(13,552)	(16,969)
Accumulated deficit	(1,709,191)	(1,082,028)
Total American Well Corporation stockholders’ equity	502,273	1,063,877
Non-controlling interest	17,423	19,974
Total stockholders’ equity	519,696	1,083,851
Total liabilities and stockholders’ equity	$635,001	$1,217,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
($1,044, $729, $3,015 and $3,106 from related parties, respectively)	$61,922	$69,209	$188,370	$197,957
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	40,457	41,507	117,453	114,769
Research and development	27,715	36,254	79,480	110,802
Sales and marketing	20,379	18,493	64,659	58,368
General and administrative	29,571	37,682	102,260	105,309
Depreciation and amortization expense	8,266	6,397	23,227	19,719
Goodwill Impairment	78,894	—	436,479	—
Total costs and operating expenses	205,282	140,333	823,558	408,967
Loss from operations	(143,360)	(71,124)	(635,188)	(211,010)
Interest income and other income (expense), net	7,978	1,237	11,250	2,109
Loss before expense from income taxes and loss from equity method investment	(135,382)	(69,887)	(623,938)	(208,901)
Expense from income taxes	(1,122)	(95)	(3,313)	(224)
Loss from equity method investment	(600)	(593)	(1,877)	(1,355)
Net loss	(137,104)	(70,575)	(629,128)	(210,480)
Net loss attributable to non-controlling interest	(690)	(491)	(2,551)	(1,214)
Net loss attributable to American Well Corporation	$(136,414)	$(70,084)	$(626,577)	$(209,266)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.25)	$(2.21)	$(0.77)
Weighted-average common shares outstanding, basic and diluted	285,900,811	277,389,730	282,982,875	272,846,985
Net loss	$(137,104)	$(70,575)	$(629,128)	$(210,480)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(3,190)	1,002	3,062	(360)
Foreign currency translation	(1,493)	(11,213)	355	(24,343)
Comprehensive loss	(141,787)	(80,786)	(625,711)	(235,183)
Less: Comprehensive loss attributable to non-controlling interest	(690)	(491)	(2,551)	(1,214)
Comprehensive loss attributable to American Well Corporation	$(141,097)	$(80,295)	$(623,160)	$(233,969)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2023	277,139,679	$2,766	$2,160,108	$(16,969)	$(1,082,028)	$1,063,877	$19,974	$1,083,851
Exercise of common stock options	128,572	1	288	—	—	289	—	289
Vesting of restricted stock units, including units with a market condition	2,927,471	29	(29)	—	—	—	—	—
Shares repurchased and retired	(316)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	513,339	5	1,263	—	—	1,268	—	1,268
Stock-based compensation expense	—	—	20,997	—	—	20,997	—	20,997
Currency translation adjustment	—	—	—	2,062	—	2,062	—	2,062
Unrealized gains on available-for- sale securities, net of tax	—	—	—	4,319	—	4,319	—	4,319
Net loss	—	—	—	—	(397,688)	(397,688)	(821)	(398,509)
Balances as of March 31, 2023	280,708,745	2,801	2,182,627	(10,588)	(1,479,717)	695,123	19,153	714,276
Exercise of common stock options	158,027	2	278	—	—	280	—	280
Vesting of restricted stock units, including units with a market condition	3,420,846	34	(34)	—	—	—	—	—
Shares repurchased and retired	(264,671)	(3)	3	—	(585)	(585)	—	(585)
Stock-based compensation expense	—	—	21,513	—	—	21,513	—	21,513
Currency translation adjustment	—	—	—	(214)	—	(214)	—	(214)
Unrealized gains on available-for- sale securities, net of tax	—	—	—	1,933	—	1,933	—	1,933
Net loss	—	—	—	—	(92,475)	(92,475)	(1,040)	(93,515)
Balances as of June 30, 2023	284,022,947	2,834	2,204,387	(8,869)	(1,572,777)	625,575	18,113	643,688
Exercise of common stock options	—	—	—	—	—	—	—	—
Vesting of restricted stock units	2,250,209	23	(23)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	710,973	7	889	—	—	896	—	896
Stock-based compensation expense	—	—	16,899	—	—	16,899	—	16,899
Currency translation adjustment	—	—	—	(1,493)	—	(1,493)	—	(1,493)
Unrealized losses on available-for- sale securities, net of tax	—	—	—	(3,190)	—	(3,190)	—	(3,190)
Net loss	—	—	—	—	(136,414)	(136,414)	(690)	(137,104)
Balances as of September 30, 2023	286,984,129	$2,864	$2,222,152	$(13,552)	$(1,709,191)	$502,273	$17,423	$519,696

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

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(629,128)	$(210,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	436,479	—
Depreciation and amortization expense	23,216	19,543
Provisions for credit losses	88	63
Amortization of deferred contract acquisition costs	1,611	1,295
Amortization of deferred contract fulfillment costs	323	452
Noncash compensation costs incurred by selling shareholders	-	5,923
Stock-based compensation expense	59,567	48,419
Loss on equity method investment	1,877	1,355
Deferred income taxes	(24)	(1,390)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	11,475	4,796
Inventories	905	(439)
Deferred contract acquisition costs	(2,351)	(2,035)
Prepaid expenses and other current assets	4,976	(924)
Other assets	(214)	(276)
Accounts payable	(2,357)	(5,797)
Accrued expenses and other current liabilities	(16,579)	1,166
Other long-term liabilities	—	(25)
Deferred revenue	3,369	(18,023)
Net cash used in operating activities	(106,767)	(156,377)
Cash flows from investing activities:
Purchases of property and equipment	(96)	(2)
Capitalized software development costs	(13,836)	—
Investment in less than majority owned joint venture	(3,920)	(1,960)
Purchases of investments	(389,990)	(499,223)
Proceeds from sales and maturities of investments	294,335	249,855
Net cash used in investing activities	(113,507)	(251,330)
Cash flows from financing activities:
Proceeds from exercise of common stock options	569	5,323
Proceeds from employee stock purchase plan	2,164	2,503
Payments for the purchase of treasury stock	(586)	(360)
Proceeds from Section 16(b) disgorgement	—	295
Payment of contingent consideration	—	(11,790)
Net cash provided by (used in) financing activities	2,147	(4,029)
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(1,046)	(2,079)
Net decrease in cash, cash equivalents, and restricted cash	(219,173)	(413,815)
Cash, cash equivalents, and restricted cash at beginning of period	539,341	747,211
Cash, cash equivalents, and restricted cash at end of period	$320,168	$333,396
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	319,373	332,601
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$320,168	$333,396
Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$4,067	$1,167
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in settlement of earnout	$—	$17,243

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

Liquidity and Capital Resources

The Company expects that its cash, cash equivalents and investments balance as of September 30, 2023 of $418,090 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2022, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of results for the full 2023 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $29,062 and $1,756, respectively, as of September 30, 2023 and $31,189 and $1,648, respectively as of December 31, 2022.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $16,339 and $17,296 for the three months ended September 30, 2023 and 2022, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended September 30, 2023 and 2022. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $52,814 and $53,088 for the nine months ended September 30, 2023 and 2022, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the nine months ended September 30, 2023 and 2022.

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

In 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. In April 2022, the Company made a capital contribution of $1,960 related to a portion of the phase one capital commitment. During the nine months ended September 30, 2023, the Company made capital contributions of $3,920 related to a portion of the phase one capital commitment. There was no capital contribution made in the three months ended September 30, 2023.

For the three months ended September 30, 2023 and 2022, the Company recognized a loss of $600 and $593 as its proportionate share of the joint venture’s results of operations, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized a loss of $1,877 and $1,355, respectively. Accordingly, the carrying value of the equity method investment as of September 30, 2023 and December 31, 2022 was $1,893 and $(150), respectively. As the share of losses exceeds the carrying amount of the investment, the carrying amount as of December 31, 2022 is included in the balance of accrued expenses and other current liabilities on the consolidated balance sheet.

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable. As of September 30, 2023, one client accounted for 14% of outstanding accounts receivable, and as of December 31, 2022, two clients each accounted for 18% of outstanding accounts receivable.

During the three months ended September 30, 2023 and 2022, sales to one client represented 22% and 22% of the Company’s total revenue, respectively. During the nine months ended September 30, 2023 and 2022, sales to one customer represented 24% and 24% of the Company’s total revenue, respectively.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. A charge is reported as impairment of goodwill in the consolidated statements of operations and comprehensive loss. In the three and nine months ended September 30, 2023 there was an impairment of goodwill of $78,894 and $436,479, respectively, as our carrying value exceeded the fair value of our reporting unit. For details associated with the Company's interim goodwill impairment, see Note 7 - Goodwill and Intangible Assets.

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

Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Finite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives. Intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. As of September 30, 2023 the Company concluded there was a triggering event and a recoverability test for intangible assets was performed. No impairment was identified as result of the recoverability test.

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Platform subscription	$28,362	$31,912	$85,087	$90,195
Visits	26,723	28,807	87,343	89,293
Other	6,837	8,490	15,940	18,469
Total Revenue	$61,922	$69,209	$188,370	$197,957

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

Changes in the allowance for credit losses were as follows:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Allowance for credit losses, beginning of the period	$1,884	$1,809
Provisions	88	803
Write-offs	(28)	(728)
Allowance for credit losses, end of the period	$1,944	$1,884

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. The amount of unbilled accounts receivable included within accounts receivable on the consolidated balance sheet was $3,994 and $3,566 as of September 30, 2023 and December 31, 2022, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended September 30, 2023 and 2022, the Company recognized revenue of $8,554 and $9,368, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. For the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $35,851 and $49,360, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2023 and December 31, 2022 were as follows:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Total deferred revenue, beginning of the period	$55,794	$75,896
Additions	95,410	106,330
Recognized	(92,174)	(126,432)
Total deferred revenue, end of the period	$59,030	$55,794
Current deferred revenue	53,076	49,505
Non-current deferred revenue	5,954	6,289
Total	$59,030	$55,794

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2023 and December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $200,413 and $166,855, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the September 30, 2023 amount, the Company expects to recognize 46% of the transaction price in the 12 month period ended September 30, 2024, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $690 and $491 for the three months ended September 30, 2023 and 2022, respectively. The proportionate share of the loss attributed to the non-controlling interest amounted to $2,551 and $1,214 for the nine months ended September 30, 2023 and 2022, respectively.

The carrying value of the non-controlling interest was $17,423 and $19,974 as of September 30, 2023 and December 31, 2022, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$256,157	$—	$—	$256,157
U.S government securities	—	98,717	—	$98,717
Total financial assets:	$256,157	$98,717	$—	$354,874

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$445,856	$—	$—	$445,856
Total financial assets:	$445,856	$—	$—	$445,856

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. The Company’s investments consisted of U.S. government agency bonds and were valued based on Level 2 inputs. In determining the fair value of its U.S. government agency bonds, the Company relied on quoted prices for similar securities in active markets or other inputs that are observable or can be corroborated by observable market data. During the nine months ended September 30, 2023, there were no transfers between fair value measurement levels.

6. Investments

As of September 30, 2023 and December 31, 2022, the fair value of the Company’s investments by type of security was as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$95,655	3,062	$—	$98,717
	$95,655	$3,062	$—	$98,717

December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Assets:
U.S government securities	$—	$—	$—	$—
	$—	$—	$—	$—

7. Goodwill and Intangible Assets

Goodwill consisted of the following:

Nine Months Ended September 30, 2023
Beginning Balance as of January 1	$435,279
Goodwill impairment	(436,479)
Currency translation adjustments	1,200
Ending Balance	$—

As a result of further sustained decreases in the Company's publicly quoted share price and market capitalization during 2023, the Company considered the potential impact on its goodwill, definite-lived intangibles, and other long-lived assets as of September 30, 2023.

The Company experienced a triggering event prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles. As such, the Company assessed the definite-lived intangible assets or other long-lived assets for impairment by performing an undiscounted cash flow analysis to establish fair value. The significant estimates used in fair value methodology, which are based on Level 3 inputs, include the Company's expectations for future operations and projected cash flows, including revenue, gross margin and operating expenses. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets, as they passed the recoverability test.

The Company also identified indicators of goodwill impairment for the single reporting unit which required an interim goodwill impairment assessment. In performing the quantitative assessment of goodwill, our reporting unit’s carrying amount exceeded its fair value. The Company estimated the reporting unit's fair value based on its market capitalization and a related control premium of 30% (amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company). The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. As a result of the interim quantitative impairment assessment, the Company recorded a $78,894 and $436,479 non-deductible, non-cash goodwill impairment charge for three and nine months ended September 30, 2023. This resulted in the remaining goodwill balance to be written down to $0.

Identified intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
September 30, 2023
Customer relationships	$80,222	$(31,001)	$49,221	6.7
Contractor relationships	535	(319)	216	5.3
Tradename	13,877	(4,686)	9,191	4.3
Technology	88,824	(41,300)	47,524	3.5
Internally developed software	23,991	(4,254)	19,737	2.5
	$207,449	$(81,560)	$125,889

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2022
Customer relationships	$80,168	$(24,919)	$55,249	7.4
Contractor relationships	535	(288)	247	6.0
Trade name	14,012	(3,050)	10,962	5.0
Technology	89,262	(30,895)	58,367	4.2
Internally developed software	10,155	—	10,155	3.0
	$194,132	$(59,152)	$134,980

The Company capitalized no costs in the three months ended September 30, 2023 and $13,836 of costs during the nine months ended September 30, 2023, related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. Amortization expense related to intangible assets for the three months ended September 30, 2023 and 2022 was $8,196 and $6,045, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2023 and 2022 was $22,693 and $18,559, respectively. Estimated future amortization expense of the identified intangible assets as of September 30, 2023, is as follows:

2023	$8,115
2024	32,427
2025	32,411
2026	21,884
2027	11,266
Thereafter	19,786
$125,889

8. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Employee compensation and benefits	$18,517	$26,192
Professional services	4,482	10,190
Provider services	5,423	8,096
Other	8,956	9,780
Total	$37,378	$54,258

9. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of September 30, 2023 and December 31, 2022.

Common Stock

In the three and nine months ended September 30, 2023, no shares of Class B common stock were converted to Class A common stock. As of September 30, 2023, the par value of the Class A, Class B and Class C shares was $2,533, $275, and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	254,038,177	254,038,177
Class B	100,000,000	27,390,397	27,390,397
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	286,984,129	286,984,129

As of September 30, 2023 and December 31, 2022, the Company had reserved 76,010,467 and 68,617,245 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

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

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	11,039,551	$5.23	5.5	$996
Granted	—	$—
Forfeited	(581,830)	$5.46
Expired	(6,160)	$1.77
Exercised	(286,599)	$1.99
Outstanding as of September 30, 2023	10,164,962	$5.25	4.9	$—
Vested and expected to vest as of December 31, 2022	10,951,967	$5.02	5.5	$996
Vested and expected to vest as of September 30, 2023	10,145,752	$5.09	4.9	$—
Options exercisable as of December 31, 2022	10,417,259	$4.97	5.4	$996
Options exercisable as of September 30, 2023	9,988,146	$5.07	4.9	$—

No options were granted in the nine months ended September 30, 2023 and 2022.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	19,316,459	$10.78
Granted	14,811,194	2.55
Vested	(7,452,216)	7.35
Forfeited	(3,054,608)	4.15
Unvested as of September 30, 2023	23,620,829	$7.56

The total grant date fair value of RSU’s granted for the nine months ended September 30, 2023 was $37,765. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the nine months ended September 30, 2023 and 2022 was $17,018 and $18,304, respectively.

Restricted Stock Units with a Market Condition

In the nine months ended September 30, 2023, the Company granted performance-based market condition share awards to certain members of the Company’s management team (excluding the co-CEOs), which entitle these employees with the right to receive shares of common stock upon achievement of certain stock price milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the applicable service vesting conditions. These performance-based market condition share awards consist of three tranches with three separate specified award values that become payable upon the achievement of certain stock price milestones, which can result in a vesting range of up to 2,654,598 shares. These performance-based market condition share awards have a performance period of three years.

As of September 30, 2023, 1,146,310 of the performance-based market condition share awards granted in the prior year have satisfied both the applicable market capitalization milestones and the service vesting conditions. None of the performance-based market condition share awards granted in 2023 have vested.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	25,602,405	$2.30
Granted	2,654,598	2.19
Vested	(1,146,310)	2.12
Cancelled/Forfeited	(108,035)	2.19
Unvested as of September 30, 2023	27,002,658	$2.29

The total grant-date fair value of performance-based market condition share awards granted during the nine months ended September 30, 2023 and 2022 was $5,805 and $63,157, respectively. There were no performance-based market condition share awards granted during the three months ended September 30, 2023.

The weighted average estimated fair value of the performance-based market condition share awards granted during the nine months ended September 30, 2023 was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Risk-free rate	4.61%	2.34%
Term to end of performance period (yrs)	3 years	3 years
Valuation date stock price	$2.76	$3.50
Expected volatility	70%	75%
Expected dividend yield	0%	0%

2020 Employee Stock Purchase Plan

During the nine months ended September 30, 2022, the Company issued 703,148 shares under the ESPP. During the nine months ended September 30, 2023, the Company issued 1,224,312 shares under the ESPP. As of September 30, 2023, 6,923,669 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$423	$427	$1,256	$1,188
Research and development	2,407	2,750	8,080	7,631
Selling and marketing	2,406	2,045	6,729	5,144
General and administrative	11,663	16,090	43,344	34,341
Total	$16,899	$21,312	$59,409	$48,304

As of September 30, 2023, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $77,452, which is expected to be recognized over a weighted-average period of 2.3 years.

10. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through September 30, 2023 and December 31, 2022, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of September 30, 2023 and December 31, 2022, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

11. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and nine months ended September 30, 2023, the Company recognized an income tax expense of $1,122 and $3,313, primarily due to federal, state and foreign income tax expense. During the three and nine months ended September 30, 2022, the Company recorded income tax expense of $95 and $224, primarily due to state and foreign income taxes.

12. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of September 30, 2023 and December 31, 2022, the Company held total deferred revenue of $14 and $355, respectively from contracts with this client. As of September 30, 2023 and December 31, 2022, amounts due from Cleveland Clinic were $91 and $995, respectively.

During the three months ended September 30, 2023 and 2022, the Company recognized revenue of $647 and $310, respectively, from contracts with this client. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $1,836 and $1,764, respectively, from contracts with this customer.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the nine months ended September 30, 2023 the Company made capital contributions of $3,920 related to a portion of the phase one capital commitment.

During the three months ended September 30, 2023 and 2022 the Company recognized revenue of $397 and $419 from contracts with this client, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized revenue of $1,179 and $1,342, respectively, from contracts with this customer.

As of September 30, 2023 and December 31, 2022, the Company held total deferred revenue of $141 and $1,320, respectively, from contracts with this client. As of September 30, 2023 there were no amounts due from CCAW, JV LLC and as of December 31, 2022, $1,602 was due from CCAW, JV LLC.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(137,104)	$(70,575)	$(629,128)	$(210,480)
Net loss attributable to non-controlling interest	(690)	(491)	(2,551)	(1,214)
Net loss attributable to American Well Corporation	$(136,414)	$(70,084)	$(626,577)	$(209,266)
Denominator:
Weighted-average common shares outstanding —basic and diluted	285,900,811	277,389,730	282,982,875	272,846,985
Net loss per share attributable to common stockholders—basic and diluted	$(0.48)	$(0.25)	$(2.21)	$(0.77)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested restricted stock units	23,620,829	16,178,486	23,620,829	16,178,486
Unvested performance market-based stock units	27,002,658	25,706,997	27,002,658	25,706,997
Options to purchase shares of common stock	10,164,962	11,539,810	10,164,962	11,539,810
	60,788,449	53,425,293	60,788,449	53,425,293

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

Amwell is a leading enterprise software company enabling digital delivery of care for healthcare’s key stakeholders. We empower health providers, payers and innovators to achieve their digital ambitions, enabling a hybrid model of in-person, virtual and automated care. We provide our clients with the core technology and services necessary to successfully develop and distribute digital care programs that meet their strategic, operational, financial and clinical objectives under their own brands. Our enterprise software connects care across in-person, virtual and automated modalities and provides an open, scalable infrastructure that can grow alongside our clients. We bring technology and services that deliver new models of care, strategic partnerships, consistent execution, and better outcomes. As of December 31, 2022, we powered the digital care programs of more than 55 health plans, which collectively represent more than 90 million covered lives, as well as approximately 140 of the nation’s largest health systems, representing more than 2,000 hospitals. Since inception, we have powered approximately 25.5 million virtual care visits for our clients, including approximately 4.6 million in the nine months ended September 30, 2023.

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

As of September 30, 2023, approximately 101,000 of our clients’ providers use our enterprise software to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group® (“AMG”), our nationwide network of clinical entities with approximately 3,000 multi-disciplinary providers covering 50 states and Washington, D.C., with 24/7/365 coverage.

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

The development of Converge represents a re-platforming by the Company to provide our customer base with an improved and more robust solution. This re-platforming has been an ongoing effort that resulted in increased research and development costs during the peak development period and we expect to see a return to normal levels of spend in the coming quarters. Re-platforming may impact timing of revenue as we manage on-boarding and customer churn. During the three months ended September 30, 2023, 50% of our visits were provided on the Converge platform, which was an increase from 28% in the fourth quarter of 2022. As of September 30, 2023, we have a thumbs-up rating by patients and providers of over 90%. A major strategic focus for us in 2023 is to continue the migration of our health system and health plan clients onto the Converge platform.

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

Total subscription fees received were $28.4 million and $31.9 million for the three months ended September 30, 2023 and 2022, respectively, and $85.1 million and $90.2 million for the nine months ended September 30, 2023, and 2022, respectively.

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

Innovators

Amwell has a number of unique clients that use our enterprise software in various ways to support their products. For example, we support: (i) a joint-venture with Cleveland Clinic and Amwell, (ii) Meuhedet’s advanced, hybrid-virtual international health plan and (iii) Solaborate and LG devices and peripheral technologies.

Our contracts with our innovator clients vary from simple subscription fee-only contracts, where an innovator client embeds our technology within their product, to broad subscription fee and services contracts that resemble a blend of our health system and health plan profile contracts.

Visits

Amwell’s clinical affiliate AMG has built a network of providers who are registered and credentialed to deliver care on our enterprise software. This clinical network is designed and operated in a way that allows us to meet the aggregate visit demand requirements of our health plan and health system clients, spanning a broad mix of specialties including, for example, internal medicine, Family Medicine, Psychiatry, Gynecology, Anesthesiology, Nutritionist, Pain Management, Psychology, Pulmonology, Urology, Health Coach, Orthopedic Surgery, Case Manager, Emergency Medicine, Gastroenterology, Nephrology, Pediatrician, Lactation Consultant, Social Worker and Vascular Surgery.

AMG earns fee-for-service revenue for each episode of care delivered on our enterprise software by its providers with fees varying by physician specialty or clinical program. These clinical fees vary significantly from $59 to more than $800 per consultation or case based on the specialty and may require an additional module subscription, as in the case of telepsychiatry.

Fees received from AMG-related visits were $26.7 million and $28.8 million for the three months ended September 30, 2023 and 2022, respectively, and $87.4 million and $89.3 million for the nine months ended September 30, 2023, and 2022, respectively.

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

Our clients often deploy virtual care through a variety of our proprietary Carepoint hardware, which are medical carts and kiosks designed for various clinical and community settings. Carepoint devices enable providers to deliver digital care into clinical care locations, such as the ED and clinics, as well as into community settings such as retail stores, community centers, employer sites, skilled nursing facilities and schools. Carepoint offerings consist of hardware integrated into our enterprise software but can also be deployed independent of our software solution. Our Carepoint hardware is designed by our product development teams and manufactured through partner and contract relationships.

Fees received from the provision of services and Carepoints were $6.8 million and $8.5 million for the three months ended September 30, 2023 and 2022, respectively, and $15.9 million and $18.5 million for the nine months ended September 30, 2023, and 2022, respectively.

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

We continue to experience strong digital care adoption and usage of our enterprise software and products. In the nine months ended September 30, 2023, our clients completed a total of 4.6 million visits using our enterprise software, while in the nine months ended September 30, 2022 4.7 million visits were completed. AMG providers accounted for 24% and 24% of total visits performed using our enterprise software during the nine months ended September 30, 2023 and 2022, respectively. We demonstrated that virtual care goes beyond urgent care pandemic needs through a significant number of scheduled visits. Scheduled visits were 3.1 million for the nine months ended September 30, 2023 and 3.5 million for the nine months ended September 30, 2022.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Client Providers
September 30, 2023	1,445,000	76%
June 30, 2023	1,485,000	76%
March 31, 2023	1,710,000	75%
December 31, 2022	1,715,000	71%
September 30, 2022	1,450,000	74%
June 30, 2022	1,525,000	76%

Active Providers

An important indicator of the value of our enterprise software to our clients is the number of non-AMG providers that are active on the enterprise software. We define “Active Providers” as providers that have delivered a visit on the enterprise software at least once in the last 12 months. Active Providers demonstrate the prevalence of digital care within our clients in both home and hospital environments. We believe Active Providers is a measure of our success in delivering on our mission of enabling access to care. We expect that the number of Active Providers will increase over time as a result of several factors, however during re-platforming efforts temporary declines could occur:

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

Total Active Providers
Quarter Ended	Total Active Providers	Client Providers	AMG
September 30, 2023	104,000	101,000	3,000
June 30, 2023	106,000	102,500	3,500
March 31, 2023	108,000	104,500	3,500
December 31, 2022	107,000	103,500	3,500
September 30, 2022(1)	104,000	100,500	3,500
June 30, 2022(1)	101,000	97,500	3,500

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(137,104)	$(70,575)	$(629,128)	$(210,480)
Add:
Depreciation and amortization	8,266	6,397	23,227	19,719
Interest income and other income (expense), net	(7,978)	(1,237)	(11,250)	(2,109)
Expense from income taxes	1,122	95	3,313	224
Goodwill Impairment	78,894	—	436,479	—
Stock-based compensation	16,899	21,312	59,409	48,304
Severance(1)	1,359	—	3,340	—
Capitalized software costs	—	—	(13,836)	—
Noncash expenses and contingent consideration adjustments(2)	—	1,930	—	6,926
Litigation expense(3)	—	176	—	5,575
Adjusted EBITDA	$(38,542)	$(41,902)	$(128,446)	$(131,841)

(1)
Severance costs associated with the termination of employees during the three and nine months ended September 30, 2023.
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

Components of Statement of Operations

Revenue

The Company has demonstrated the strength of our revenue as a direct result of the increasing acceptance of digital care, our penetration of the market, and the successful launch of new or expanded products that enable broadened applications for care delivered virtually. Revenue performance is reflective of the strong foundation that has been built, focused around health plans, health systems, our provider network and a consistently increasing visit base.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three and nine months ended September 30, 2023 and 2022 and the dollar and percentage change between the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023	2022	Change	%	2023	2022	Change	%
Revenue	$61,922	$69,209	$(7,287)	-11%	$188,370	$197,957	$(9,587)	-5%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	40,457	41,507	(1,050)	(3)%	117,453	114,769	2,684	2%
Research and development	27,715	36,254	(8,539)	(24)%	79,480	110,802	(31,322)	(28)%
Sales and marketing	20,379	18,493	1,886	10%	64,659	58,368	6,291	11%
General and administrative	29,571	37,682	(8,111)	(22)%	102,260	105,309	(3,049)	(3)%
Depreciation and amortization expense	8,266	6,397	1,869	29%	23,227	19,719	3,508	18%
Goodwill Impairment	78,894	—	78,894	(N/A	436,479	—	436,479	(N/A
Total costs and operating expenses	205,282	140,333	64,949	46%	823,558	408,967	414,591	101%
Loss from operations	(143,360)	(71,124)	(72,236)	102%	(635,188)	(211,010)	(424,178)	201%
Interest income and other income (expense), net	7,978	1,237	6,741	545%	11,250	2,109	9,141	433%
Loss before expense from income taxes and loss from equity method investment	(135,382)	(69,887)	(65,495)	94%	(623,938)	(208,901)	(415,037)	199%
Expense from income taxes	(1,122)	(95)	(1,027)	1,081%	(3,313)	(224)	(3,089)	1,379%
Loss from equity method investment	(600)	(593)	(7)	1%	(1,877)	(1,355)	(522)	39%
Net loss	(137,104)	(70,575)	(66,529)	94%	(629,128)	(210,480)	(418,648)	199%
Net loss attributable to non-controlling interest	(690)	(491)	(199)	41%	(2,551)	(1,214)	(1,337)	110%
Net loss attributable to American Well Corporation	$(136,414)	$(70,084)	$(66,330)	95%	$(626,577)	$(209,266)	$(417,311)	199%

Revenue

For the three months ended September 30, 2023, subscription revenue declined $3.5 million due to customer churn during re-platforming, partially offset by growth in our existing strategic clients. Visit revenue decreased $2.0 million due to a decline in visit volume and lower utilization in specialty care. Other revenue decreased by $1.7 million primarily related to a decrease in marketing revenue.

For the nine months ended September 30, 2023, subscription revenue declined $5.1 million due to customer churn during re-platforming, partially offset by growth in strategic clients. Visit revenue decreased $1.9 million due to lower utilization in specialty care. There was also a decrease in other revenue of $2.6 million related primarily to a decrease in hardware and marketing revenue slightly offset by an increase in professional services.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended September 30, 2023, the decrease in cost of revenue was primarily driven by a decrease in provider costs of $1.1 million due to the decline in visit volume and a decrease of $1.1 million in marketing services provided to customers. These decreases were partially offset by an increase of $1.4 million related to employee and consulting costs. The decrease in gross margin is a result of shift in revenue mix.

For the nine months ended September 30, 2023, the increase in cost of revenue was primarily due to an increase of $4.7 million related to employee and consulting costs. Third party software costs also increased $2.2 million. These increases were offset by a decrease in hardware costs of $2.6 million due to the decline in hardware revenue as well as a decrease of $2.4 million related to marketing services provided to customers. The decrease in gross margin contribution is a result of a shift in revenue mix.

Research and Development Expenses

For the three months ended September 30, 2023, the decrease in research and development expense was primarily driven by a decrease of $5.8 million in consulting services as spend related to the development of the Converge platform has declined. There was also a decline in employee-related costs of $1.7 million (inclusive of stock compensation and variable compensation).

For the nine months ended September 30, 2023, the decrease in research and development expense was primarily driven by a decrease of $29.4 million in consulting services as spend related to the development of the Converge platform has declined (contributing to this decrease was $13.8 million capitalized as software development costs). Research and development expense also decreased as there was no non-cash compensation in the current year related to the SilverCloud acquisition, and there was a charge of $1.8 million in the prior year due to the settlement of the SilverCloud bonus escrow award in 2022.

Sales and Marketing Expenses

For the three months ended September 30, 2023, the increase in sales and marketing expense primarily consisted of $3.2 million in employee-related costs, driven by commissions, stock compensation expense and headcount realignment. This increase was partially offset by a decrease of $0.7 million in third party software costs.

For the nine months ended September 30, 2023, the increase in sales and marketing expense primarily consisted of $9.7 million in employee-related costs including severance, stock compensation expense, and headcount realignment. This increase was partially offset by a decrease of $1.4 million in advertising spend and spend on conferences and tradeshows and $0.8 million in third party software costs.

General and Administrative Expenses

For the three months ended September 30, 2023, the decrease in general and administrative expense was driven by a decrease related to employee-related costs of $6.0 million. The employee related costs were driven primarily by the decrease in stock compensation expense as certain historic awards had become fully expensed and reduced variable compensation. Head count over the comparative periods was relatively flat. In addition there was a decrease in insurance costs of $0.7 million.

For the nine months ended September 30, 2023, the decrease in general and administrative expense was driven by a decrease of $5.7 million in legal costs mainly due to the Teladoc litigation settlement in the second quarter of 2022. There was no non-cash compensation or earnout adjustment in the current year, while there were total charges of $2.9 million in the prior year, due to the settlement of the SilverCloud bonus escrow awards and the SilverCloud revenue earnout in 2022. There was also a decrease in insurance costs of $2.2 million. The decrease was partially offset by an increase related to employee-related costs of approximately $9.9 million primarily related to stock compensation expense, due to additional equity awards granted during 2022 and 2023.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three months ended September 30, 2023. Amortization expense increased by $2.2 million for the three months ended September 30, 2023. The increase in amortization was related to the amortization of the internally developed software intangible assets.

Depreciation expense remained consistent for the nine months ended September 30, 2023. Amortization expense increased by $4.1 million for the nine months ended September 30, 2023. The increase in amortization was related to the amortization of the internally developed software intangible assets.

Goodwill Impairment

During the three months ended September 30, 2023, the goodwill was impaired by $78.9 million (or $0.28 per basic and diluted share) as a result of sustained decreases in the Company's publicly quoted share price and market capitalization.

During the nine months ended September 30, 2023, the goodwill was impaired by $436.5 million (or $1.54 per basic and diluted share) as a result of sustained decreases in the Company's publicly quoted share price and market capitalization.

Interest Income and Other (Expense) Income, net

For the three and nine months ended September 30, 2023 and 2022, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax expense was $1.1 million and $3.3 million for the three and nine months ended September 30, 2023, compared to income tax benefit of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022.

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

During the three months ended September 30, 2023 and 2022, the Company recognized a loss of $0.6 million and $0.6 million, respectively, as its proportionate share of the joint venture results of operations. During the nine months ended September 30, 2023 and 2022, the Company recognized a loss of $1.9 million and $1.4 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2023	2022
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(106,767)	$(156,377)
Net cash used in investing activities	(113,507)	(251,330)
Net cash provided by (used in) financing activities	2,147	(4,029)
Total	$(218,127)	$(411,736)

Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $418.1 million and $538.5 million as of September 30, 2023 and December 31, 2022, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $635.2 million and a net loss of $629.1 million for the nine months ended September 30, 2023 and had an accumulated deficit of $1,709.2 million as of September 30, 2023.

The Company has no debt as of September 30, 2023 or December 31, 2022 and expects to generate operating losses in future years.

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

Nine months ended September 30, 2023, vs. nine months ended September 30, 2022

Cash Used in Operating Activities

Cash used in operating activities was $106.8 million for the nine months ended September 30, 2023. The primary driver of this use of cash was our net loss of $629.1 million. The net loss was partially offset by non-cash expenses of $523.1 million (primarily goodwill impairment of $436.5 million, stock-based compensation of $59.6 million and depreciation and amortization of $23.2 million). The net loss, excluding impairment charge, was reflective of the investments made back into the Company (from a technology and infrastructure perspective), partially offset by the overall growth of our business including expansion of business with existing clients.

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

Cash Used in Investing Activities

Cash used in investing activities was $113.5 million for the nine months ended September 30, 2023. Cash used in investing activities consisted of $13.8 million in capitalized software development costs, $3.9 million investment in the less than majority owned joint venture and purchases of short-term investments of $390.0 million, partially offset by sales and maturities of investments of $294.3 million.

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

Cash Provided by and Used in Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023, was $2.1 million. Cash provided by financing activities consisted of $2.7 million of proceeds from the exercise of employee stock options and employee stock purchase plan, offset by $0.6 in the repurchase of stock to cover tax withholding obligations upon vesting of restricted stock units.

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

Contractual Obligations and Commitments

As of September 30, 2023, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment evolves. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2022 Form 10-K. In addition, the following updates our discussion of Goodwill and Intangible Assets therein as of September 30, 2023.

Goodwill and Intangible Assets

When there is a triggering event the Company assesses the potential impact on its goodwill, definite-lived intangibles, and other long-lived assets. To test intangible assets for impairment the Company performs an undiscounted cash flow analysis to establish fair value. The significant estimates used in fair value methodology, which are based on Level 3 inputs, include the Company's expectations for future operations and projected cash flows, including revenue, gross margin and operating expenses. Reasonably possible changes in those assumptions could result in non-cash impairment charges in the future. As of September 30, 2023, we estimate that, all else equal, a 15% decline in projected revenue growth rates would result in 26% decline in fair value of the asset group, which would not result in a non-cash impairment charge.

Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements in our Form 10-K and Note 2, Summary of Significant Accounting Policies to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the nine months ended September 30, 2023.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $319.4 million, and $538.5 million as of September 30, 2023 and December 31, 2022, respectively. The Company also held investments totaling $98.7 million as of September 30, 2023. The Company held no investments as of December 31, 2022. These amounts were primarily invested in money markets and U.S. Treasury bills. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of September 30, 2023 and December 31, 2022, the Company has one foreign subsidiary in Israel, the functional currency of that subsidiary is the U.S. dollar. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the nine months ended September 30, 2023 and 2022 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2023.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31	—	$—	—	—
August 1 to August 31	—	—	—	—
September 1 to September 30	—	—	—	—
Total	—	$—	—	—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2023, certain of our officers and directors adopted Rule 10b5-1 trading arrangements as follows:

•
On September 21, 2023, Kurt Knight, our Chief Operations Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for the sale of up to 151,347 shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and June 17, 2024.

Item 6. Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

10.1*	Amendment No 1 to the MSA Agreement, dated October 20, 2023, between Elevance Health, Inc. and American Well Corporation

10.2*#	Form of PSU Award Agreement 2023

31.1*	Chief Executive Officers Certifications

31.2*	Chief Financial Officer Certification

32.1*	CEO Certification of Quarterly Report

32.2*	CFO Certifications of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	November 1, 2023	By:	/s/ Ido Schoenberg, MD
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2023	By:	/s/ Roy Schoenberg, MD, MPH
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2023	By:	/s/ Robert Shepardson
Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2023	By:	/s/ Paul McNeice
Chief Accounting Officer
(Principal Accounting Officer)