Form 10-K
period 2023-12-31
American Well Corp
filed 2024-02-15
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $515 million. Common stock held by each executive officer, director and by each person known to the registrant who owned 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 2, 2024 the number of shares of Registrant’s Class A common stock outstanding was 256,306,641, the number of shares of Registrant’s Class B common stock outstanding was 27,390,397, and the number of shares of Registrant’s Class C common stock outstanding was 5,555,555.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

•
weak growth and increased volatility in the digital care market;
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

PART I

Item 1. Business.

Overview

Amwell is a leading enterprise platform and software company digitally enabling hybrid care. We empower health providers, payers, and innovators to achieve their digital ambitions, enabling a coordinated experience across in-person, virtual and automated care. We provide our clients with the core technology and services necessary to successfully develop and distribute digital care programs that meet their strategic, operational, financial and clinical objectives under their own brands.

Founded in 2006, Amwell pioneered virtual healthcare. Today, Amwell extends digital care beyond telehealth, enabling care across in-person, virtual and automated modalities and providing an open, scalable platform that can flex and grow alongside our clients. We bring technology and services that facilitate new models of care, strategic partnerships, consistent execution and better outcomes. Together with our clients and innovation partners, we forge a new hybrid model of care delivery that adapts as needs evolve and makes care more accessible for all.

As of December 31, 2023, we power the digital care programs of more than 50 health plans, which collectively represent more than 100 million covered lives, as well as approximately 115 of the nation’s largest health systems. Since inception, we have powered more than 27.2 million virtual care visits for our clients, including more than 6.3 million in the year ended December 31, 2023.

Our enterprise platform and software as a service solutions enable hybrid care delivery by offering our clients products to help weave digital care across all care settings. For health systems, our enterprise platform enables provider-to-provider virtual care for use cases ranging from stroke and acute psychiatry evaluations to virtual nursing and e-sitting. Our suite of CarepointTM devices can enhance in-person care, whether the clients want to turn existing equipment such as televisions or iPads into digital access points or use Amwell Carepoint carts and peripherals. Our enterprise platform also helps extend care outside the care setting by enabling both on-demand and scheduled provider-to-patient care for a range of use cases. This includes, but is not limited to, urgent care, primary care, behavioral health, chronic disease management, and specialty follow-up care. To augment in-person and virtual care, our automated care programs and digital mental health services help clinicians and health plans engage patients, members, and consumers before, after, or in-between visits to improve care plan adherence and prevent costly escalations.

For health plans, employers and government entities, our enterprise platform enables a member-centric hybrid care experience, seamlessly connecting with current technology investments and offering an open architecture that allows simple integration of future innovation. The platform enables a broad set of use cases, including primary, urgent, mental health, specialty, and chronic care. Our virtual primary care solution offers a primary care navigation hub that supports a longitudinal care experience for members, integrating virtual visits with digital behavioral health tools and condition-specific automated care programs, with escalation back to virtual and/or in person care, if needed. Our urgent care solution helps members conveniently and effectively address unplanned care needs without visiting the emergency department or local urgent care facility, driving quality outcomes at a lower cost.

As of December 31, 2023, approximately 99,500 of our clients’ providers use our enterprise platform and software to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group® (“AMG”), a nationwide network of clinical entities with multi-disciplinary providers covering 50 states with 24/7/365 coverage. The AMG network includes a clinical entity with care capabilities that have been accredited by the National Committee for Quality Assurance (“NCQA”) and a separate clinical entity with psychiatric care capabilities accredited by the Joint Commission.

The Converge™ platform ("Converge") is the latest version of our enterprise platform software. We designed the platform to be future-ready, reliable, flexible, scalable, secure and fully integrated with other healthcare software systems. Converge offers state-of-the-art data architecture and video capabilities, flexibility and scalability, as well as a user experience focused on the needs of patients, members and providers. It has been designed from the ground up with the holistic understanding that the future of care of any one person will inevitably blend a mix of in-person, virtual and automated experiences. The telehealth of yesterday has grown to encompass hybrid care delivery models and the flow of data that drives healthcare.

Converge delivers the digital capabilities that health systems and health plans care about — for example, virtual primary care, post-discharge follow-up, chronic condition management, virtual nursing — and aligns them into a single digital care operating system that aggregates all of the data from these care experiences to provide real-time insight. By providing a single platform for the digital distribution of care, Converge will accelerate innovation and interoperability for health system and health plan clients as well as other healthcare innovators who aim to offer a seamless experience for providers, patients and members.

Our Industry Opportunities

Healthcare today is inefficient, expensive, complicated and fragmented, resulting in substantial challenges for providers, payers and patients. By addressing these challenges, digital care delivery offers many opportunities to improve healthcare, which include:

•
Solving the access crisis driven by workforce shortages and inefficient resource allocation;
•
Addressing increasing healthcare costs for all stakeholders;
•
Enabling greater care coordination;
•
Improving health equity; and
•
Optimizing patient and member experience to drive adoption and retention.

Our Solution

To capture these opportunities, we believe clients are seeking a comprehensive solution to support their connected care goals and consolidate unintegrated vendors and in-house designed solutions.

One Platform, Powering the Care Continuum

Converge, our cloud-based enablement platform, is our go-forward strategy to digitally enable a single, unified, scalable healthcare experience across all care settings. The development of Converge represented a re-platforming by the Company to provide our customer base with an improved and more robust solution. This re-platforming has been an ongoing effort that resulted in increased research and development costs during the peak development period in 2022 and the first half of 2023, and we expect to see a return to normal levels of research and development spend in the coming quarters. Re-platforming can impact timing of revenue as we manage on-boarding and customer churn. During the fourth quarter of 2023, 52% of our visits were provided on Converge, which was an increase from 28% in the fourth quarter of 2022. A major strategic focus for us in 2024 is to continue the migration of our remaining health plan and health system clients onto Converge.

Converge is designed to remotely implement hybrid care solutions for our clients and grow with them as they broaden their offerings. The platform allows clients the flexibility to build their optimal hybrid care model across a wide variety of use cases based on their unique needs.

Health systems typically begin with on-demand and/or scheduled virtual visits. Additional provider-centric solutions include specialty consults, virtual nursing, automated care, behavioral health, and more. With our enterprise platform and software as a service, clients can seamlessly activate additional solutions on Converge as new needs arise, all working together to create a more connected experience for patients and providers.

Health plans typically begin with urgent care, virtual primary care, or behavioral health. Clients also can offer members access to our suite of specialty care programs, including dermatology, musculoskeletal care, second opinion, dermatology, and cardiometabolic care. Converge’s open architecture allows it to integrate with health plans’ and employers’ existing systems and point solutions, connecting the digital care ecosystem and simplifying the member experience.

We have designed Converge to be future-ready, intuitive and convenient for patients, providers and payers:

•
Patients and Members—For member or patient-initiated on-demand/urgent care visits, patients can elect to see the next available clinician. For scheduled visits, patients are guided through customizable pre-visit readiness assessments and can enroll themselves and their dependents, enter their medical history, and check insurance coverage. Entering a visit is simple; patients just click on a link they receive in a text message or email. No app download is required. Post visit, patients can access their visit record or share it with other providers in their care team. They also can engage with a condition-specific automated care program that the clinician enrolled them in during or after the visit. These automated care programs share patient data back with the care team and can escalate care back to a virtual visit when necessary and based on client implemented protocols. Converge received a thumbs up rating by patients of over 90% for the full-year period ended December 31, 2023.
•
Providers—Converge is designed to deliver an easy-to-use provider experience via web or mobile device. Providers access familiar workflows for taking notes, prescribing, referencing clinical treatment guidelines and alerts for gaps in care or referral protocols. They can enroll patients in automated care programs to augment care, when appropriate. Importantly, Converge solutions can be launched directly from within a provider’s EHR system, creating a seamless experience and reducing redundant data entry.
•
Payers —Access to Converge can be embedded directly into health plan portals, websites, and mobile applications, all using the health plan’s trusted brand. The platform integrates directly with claims and eligibility systems to enable eligibility verification and collection of correct co-insurance payments from patients at the time of the visit. In addition, the platform enables payers to connect their own digital assets, influence member workflows, and present key clinical quality information, such as gaps in care, to providers at the time of a visit. Converge also enables payers with provider networks or integrated delivery networks to seamlessly incorporate their own providers to care delivery programs.

Carepoint Devices and Connections Enable a Variety of Clinical Settings

Amwell CarepointTM devices enable healthcare providers to leverage proprietary carts and transform existing tablets and TVs into digital access points in clinical settings, helping to address personnel shortages and access limitations. Our proprietary Carepoint devices coupled with our Carepoint Calling technology enables providers to deliver digital care into clinical care locations, such as the emergency department, community hospitals, clinics, and hospital-at-home, as well as into community settings such as retail stores, employer sites, skilled nursing facilities, correctional facilities, and schools. Our Virtual Nursing and patient monitoring (eSitter) offerings leverage these Carepoint devices to augment on-site nurse teams with virtual staff, and leverage technology to increase patient safety and nurse efficiencies. These devices are built to rigorous safety and clinical standards and have advanced features including far-end camera controls, fleet monitoring and connectivity to a variety of peripherals, including diagnostic scopes and heart, lungs, stomach and ear examination tools. Our Carepoint portfolio supports a range of uses, including multi-way video, phone connectivity and secure messaging to bring care teams to patients and members in the most efficient way possible.

Value-Added Services

We offer a full suite of paid, supporting services to our clients to enable their hybrid care strategy. AMG contracts with providers across primary and urgent care, behavioral health therapy, acute psychiatry, lactation counseling, and nutrition to provide licensed, reimbursable medical staffing for digital care delivery to our clients. AMG can be used to augment provider capacity during nights, weekends or times of high demand. This nationwide network of clinicians can also fill gaps in specialist coverage in acute hospital settings and enable expanded geographic coverage in cases where state-level licensing requirements restrict the ability of our clients’ own physicians to treat patients outside of their own geographic locations. Additionally, we provide professional services to facilitate implementation, workflow design, systems integration, and service expansion for all of our products. To help our clients promote adoption and utilization of our products, we offer patient and provider engagement services.

Our Market Opportunity

Core U.S. Digital Care Market; Global Expansion Opportunity

We believe the annual total addressable market (TAM) for our solutions is substantial and increasing. We estimate the aggregate market size of the subsegments applicable to our business in the U.S. at approximately $94 billion. This includes:

•
Virtual Care — virtual urgent care, virtual office visits, virtual home health, and tele-behavioral health;
•
Clinical Services — patient and member engagement, specialty carveout management services, provider enablement, health and wellness administration, and patient advocacy;

•
Software and Platforms — telehealth technology, population health, health information exchange and interoperability products, patient engagement, remote patient monitoring, and clinical decision support.

The TAM in the U.S. for Converge, our hybrid care platform, is the value of the above sub-segments of the market that can be captured through technology. We believe the TAM of our hybrid care platform is approximately $31 billion and will grow to roughly $50 billion over the next four years.

In addition, the TAM for virtual clinical services, which we offer through our platform via AMG to customers who don’t have their own clinical supply or require supplemental clinical supply, is a material portion of the approximately $40 billion, and growing, virtual care market opportunity.

In the health plan space, there are more than 290 million lives enrolled in insurance plans that we have identified as potential subscribers to our platform. We also have identified 930 health systems that could benefit from our platform for patient care as well as provider-to-provider consults.

We intend to grow our addressable market through continued expansion into new and existing market segments, which we believe represents a significant opportunity, as well as new global geographies. The addition of our SilverCloud® by Amwell® offering significantly expanded our international market opportunity in the behavioral health space, which is estimated to be $23 billion internationally.

Competition

We view competitors as those companies whose primary business is developing and marketing virtual care and digital care platforms and services. Competition focuses on, among other factors, technology, breadth and depth of functionality, range of associated services, operational experience, client support, extent of client base, and reputation. Our competitors include:

•
Platform telehealth players such as Teladoc and Caregility;
•
Consumer-focused telehealth competitors such as Included Health and MDLive;
•
Technology players leveraging horizontal platforms into the healthcare vertical, such as Microsoft, Amazon, and Zoom;
•
Virtual nursing offerings, such as Care.AI and Avasure;
•
EHR providers, including Epic, Oracle Health, Allscripts and athenahealth;
•
Digital patient engagement companies like Twistle, GetWell Loop, and Memora Health;
•
Digital behavioral health companies, like Ableto, Headspace, Array, and Neuroflow.

While we consider the companies above to be competitors, many are also partners or potential partners. For example, in the health system market, we routinely partner and/or integrate with EHR vendors to enhance care delivery for our customers. As we continue to open our platform to third-party innovators, we believe erstwhile competitors will increasingly become collaborators and integration points.

We believe the breadth of our existing customer ecosystem, our unique customer footprint with both payers and providers, the depth of our platform, and our business-to-business focus on promoting existing healthcare brands and integrating with multiple platforms increases the likelihood that stakeholders seeking to develop digital and hybrid care solutions will increasingly choose to collaborate with Amwell.

Our Competitive Strengths

Supporting the Full Continuum of Care with Synchronous, Asynchronous and Automated Capabilities

Our platform enables clients to deploy and configure care pathways that blend a range of technology-enabled care modalities. For example, a patient may benefit from ongoing digital-based therapy to assist with managing a behavioral health issue, chronic condition or recovery post hospital discharge. Yet, this patient can also be escalated to a synchronous session with a care provider via video using algorithms our clients configure and/or patient choice. The mix of automated, digital, and virtual care capabilities Amwell offers is unique and enables our clients to operate more efficiently and effectively while adhering to their own clinical pathways.

Enabling Our Clients Own Provider Networks

Our platform enables clients to leverage their own provider networks to treat their patients and members using virtual and digital modalities across the care continuum. As of December 31, 2023, approximately 99,500 active client providers (as defined in Item 7 below) utilized our enterprise platform and software solutions to address their patients’ needs, from primary care to chronic care management to specialty care. We offer provider training, outreach, and best practices to drive increased patient acquisition and retention, appropriate utilization, and better outcomes. This ability for healthcare organizations to seamlessly enable their own trusted providers and networks to deliver care on our best-in-class hybrid care platform – and the ability to supplement with our clinical services using AMG as needed - differentiates us in the industry.

Flexible and Scalable Suite of Solutions

Our scalable solutions allow us to grow with the digital and hybrid care delivery needs of our clients. Our platform is designed to be used by all, from the small innovative health systems, like El Camino Health, ‘the hospital of Silicon Valley’, to the largest health organizations like Elevance Health, The National Health Service in the United Kingdom and the U.S. Military Health System. Many clients start by providing a single (or several) use case(s), such as on demand urgent care, or start with a subset of their members or patients. As our clients expand their hybrid care delivery, they can add components that support additional specialties or specific use cases across broader patient and/or member populations. As we expand our capabilities, our solutions, programs and Carepoint offerings allow us to partner with clients that are new to hybrid care delivery as well as with rapidly expanding digital and hybrid care market leaders.

Support for Third-Party and First-Party Applications and Solutions

Converge enables clients to add their own digital assets as well as best-in-class third party solutions and activate members and patients directly from our platform. For example, clients can make care programs, such as digital cognitive behavioral therapy or chronic condition management, available for providers to share with patients directly from within a virtual visit. Conversely, patients can be escalated to synchronous virtual care or directed to a client’s own physicians and solutions from automated continuity of care experiences based on client implemented rules and protocols. We believe our platform’s ability to seamlessly integrate Amwell capabilities, client capabilities, and third party capabilities versus forcing clients to either manage numerous point solutions or get locked into a single full stack vendor solution is another strong differentiator in our industry.

To bring as much value to our clients as possible, Amwell continues to enhance the ability to deliver third-party and first-party solutions to complement our own solutions. Payers and health systems are increasingly expressing their desire to work with fewer technology partners who can deliver more. This trend is driving our strategy to create a digital formulary as part of our platform to provide high-quality vetted apps, services and products developed by leading innovators as well as by our clients themselves.

Client-Branded, Embedded Digital Experiences

Our configurable platform and its associated APIs and widgets encourage our clients to deploy digital and hybrid care programs under their own brands, unlike telehealth and virtual care players who promote programs under their brands. Our differentiated approach empowers our clients to leverage the trust associated with their market-leading brands while we provide the core technology and clinical support to enable quality patient and member care. We are aligned with clients and partner with them to configure tailored digital care programs instead of competing with them for their patients.

Platform Integration Enabling Efficient Delivery of Hybrid Care

Our platform integrates with clients’ care pathways and workflows using our APIs and embeddable software widgets. In addition to enabling workflows within client EHR systems such as Epic and Oracle Health, our platform enables client care via “digital front doors”, mobile apps, and nurse lines for patient access. In the case of EHR workflows, providers typically prefer launching Amwell solutions within their EHR (e.g., Epic Hyperspace). For patients, Amwell enables a highly configured experience, including single sign on (SSO) from a patient portal (e.g., Epic MyChart) or from a dedicated portal experience (e.g., the health plan’s member portal). We also integrate with back-end systems to streamline administrative functions such as enrollment, clinical management, payment, claims administration, e-prescribing, follow-up and data interchanges such as picture archiving and communication systems (“PACS”). For our clients, this functionality eases administrative burdens and supports physician workflows. For patients and members, our embedded functionality simplifies hybrid care delivery directly into the portals and systems those individuals are already utilizing.

Connected Ecosystem of Health Systems, Health Plans and Innovators

We partner with many of the world’s largest and most trusted health systems, health plans and healthcare innovators. Our broad range of credentialed AMG and client healthcare providers is attractive to health plans seeking to expand their care networks, while health systems are drawn to a network connected to many health plans that allows for the possibility to extend their services through the digital distribution of their care. For example, a large health plan client is using Converge in a program that seeks to close 20 gaps in care commonly seen across different high priority populations. Our ecosystem benefits from scale in our client base across each stakeholder vertical. For example, we currently provide product and services to many Blues plans. We also facilitate a Blue User Group, a venue in which representatives from those Blue plans share best practices and identify common needs for innovation.

Our ecosystem also is strengthened by our partnerships with innovators that bring new services and capabilities to our platform. For example, our partnership with Google allows us to offer captions and translation capabilities for better provider-to-patient communication and our joint venture with Cleveland Clinic, The Clinic, enables second opinion programs through our platform. Finally, the breadth of our ecosystem has enabled a deep understanding of health system and health plan workflows and reimbursement arrangements between our clients, allowing us to configure our platform to meet their needs.

Access to Nationwide, On-Demand Medical Services to Support Our Clients’ Digital Care Solutions

As part of our mission to enable our clients to deliver hybrid care, we partner with AMG, our affiliated network of multi-disciplinary providers with 24/7/365 coverage across 50 states. AMG offers medical staffing solutions for virtual care services that can integrate with and extend our clients' existing care capabilities. Beyond general practitioners, our AMG roster includes approximately 1,400 active behavioral health providers. In addition to AMG, we continue to expand our digital care solutions for chronic condition management with strategic partners in the areas of musculoskeletal, dermatology, cardiometabolic and second opinion services.

For health plans, AMG provides essential nationwide clinical coverage for members across a broad range of specialties. For health systems, most require clinical support for their initial programs and then transition to weekend or evening coverage as their clinicians are provisioned. For rural health systems or community hospitals, AMG's clinical services provide wraparound care or access to critical services like telestroke or psychiatry when they may not have any providers to meet these patients' needs. During natural disasters or emergent health events, AMG can quickly augment staffing. By delivering access to on-demand medical staffing, we believe AMG brings trust and stability to our clients’ hybrid care delivery solutions.

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
•
Adding new solutions—Most clients begin with one or two solutions for hybrid care delivery, but then expand into additional use case. For health plans, additional programs are typically focused around virtual primary care, behavioral health services, and a range of condition management services that meet the needs of employer clients as well as Medicare/caid Advantage. For health systems, additional solutions typically include an expanding range of specialty care use cases across the care continuum.
•
Enabling the sale of new solutions and services for clients to sell to their consumers and B2B customers – Many clients benefit from our scalable and customizable platform to create high value programs to sell into their clients, whether it be virtual primary care staffed by their own providers, chronic care management programs or retail urgent care. Our future-ready, customizable and configurable enterprise platform allows clients to target specific populations and opens up new revenue sources, driving higher value.
•
Expanding their Carepoint suite—Clients typically increase the number of Carepoint devices over time, as they penetrate additional locations and expand their own network of digital care delivery. As the number of Carepoint connections rise, utilization goes up and our clients recognize additional value. We intend to continue to promote our proprietary Carepoint devices and apps across our client base as we believe that expanded Carepoint offerings such as our TV kits will further expand usage of Converge.

Invest in Platform to Continue to Expand Capabilities

We continue to invest in our enterprise platform and software, developing new technologies, capabilities and programs that meet the broadening needs of our clients. We also partner with our clients and other stakeholders to build new features, modules and programs.

Expand into International Markets

Since signing our first major international client in 2017 - Meuhedet Health Services in Israel, Amwell has expanded globally through both acquisition and organic growth. Today, we have clients using Amwell services on five (5) continents, including our first client in South Africa – Discovery Health. In 2023, we expanded new and current client agreements and implementations in Australia, Ireland and the UK. While the majority of our international clients are using SilverCloud by Amwell behavioral health programs, we sold our first Automated Care programs outside of the U.S. in 2023 and are exploring opportunities to expand Converge outside of the U.S.

Selectively Pursue Acquisitions

Our comprehensive enterprise platform and software services enable us to selectively pursue strategic and complementary assets to support our clients’ needs. We have a track record of successfully identifying and integrating acquisitions and continue to evaluate acquisition opportunities that complement our strong organic growth opportunities.

Our Products

The primary product we sell is access to our enterprise platform and software via recurring subscriptions. We sell additional related services and solutions via configurable modules and programs and Carepoint devices and services, including implementation, engagement, cart fleet management and integration. These additional services can be added to any base platform subscription. We enable the success of the software we sell by also selling access to clinical services on a fee-for-service basis on our platform and through our direct-to-consumer app.

Our Technology and Operations

Our platform, software and services are designed to provide superior patient and provider experiences. Our backend architecture also supports security, data exchange, integration with EHRs, other data repositories and third-party devices. Finally, we offer a portfolio of services to our clients to support their digital care platform. Converge includes clinical services capabilities designed to attract and retain patients, drive operational efficiency, encourage physician engagement, enable digital care delivery for health systems and engage members and lower the cost of care for health plans.

Clinical Services Capabilities

Multiple Digital Practices

Patient care is organized into online practices, analogous to a multi-specialty hospital building, allowing patients to choose from a variety of clinical offerings, ranging from primary to specialty care and from wellness to disease. Practices can be organized by clinical specialty (e.g., primary care, therapy, psychiatry, nutrition), by disease state (e.g., diabetes, asthma, hypertension) or by program type (e.g., smoking cessation, weight loss, wellness). Each practice typically represents a distinct clinical use case with its own associated client branding, patient workflows, associated providers, eligibility and pricing. These practices enable clients to attract patients and members and drive revenue with services they offer.

Visits

For urgent care and walk-in clinic type use cases, patients can seek care on-demand whenever coverage is available (currently 50 states and D.C., 24/7 for urgent care via AMG providers). Patients are routed to the next available provider and can review the provider's credentials and biographical information before deciding whether to connect.

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

Overall Platform Design for Converge

User Experience

The Converge platform is designed to be a consistent experience across any application, workflow or access point for both providers and patients. The entire use experience is brandable by the client, letting providers and patients know they are meeting under the trusted brand of the healthcare organization they trust, driving brand affinity. Additionally, the modular architecture allows for swappable exchange of the entire A/V experience, allowing different vendors or capabilities such as payments or identity management to be quickly integrated in response to client need.

The user experience also has been designed to allow a patient to easily join a visit through Click to Join features: patients can join video visits by clicking on an email or text message, no registration or download required. Tech checks ensure adequate connectivity, browser compatibility and the correct A/V setting, minimizing the risk of dropped or interrupted visits.

Security and Reliability

Converge has been designed to be secure and scalable; testing is automated and includes security scans, all vetted by our QA team. These scans are also vetted by our dedicated cybersecurity team, which includes security experts who monitor and address issues around the clock. We also have a full, evidence-grade digital forensics system that provides real-time analysis using multiple cloud forensic tools to our cybersecurity team. Amwell adheres to what we believe to be the highest security standards in the industry, using Auth0 with OAuth 2.0 SSO webRTC for in-browser video and Google’s Healthcare API for secure and standardized data storage. These security capabilities ensure that clients’ and patients' data are held to high standards, limiting the impact of and ability for cyberattacks.

Scalability and Innovation

Converge allows providers to easily expand their use of digital care, taking advantage of highly scalable managed services from best-in-class technology partners. A serverless multi-cloud microservices architecture lets Amwell adapt to any scale of processing power needed to address visit volumes. Clients can quickly implement a unique experience for patients and providers and embed any workflow in their own branded web and mobile solutions with low code / no code custom development. As digital care delivery continues to evolve, Amwell clients and partners have the flexibility and agility to scale virtual care 10x, or 1,000x, as needed.

Interoperability

Converge is built on FHIR (“Fast Healthcare Interoperability Resources”) – not an antiquated, proprietary data model that needs to be translated to HL7 standards. All data within the platform works with healthcare organizations’ systems and any EHR. Being FHIR-native allows the platform to be interoperable with the entire healthcare ecosystem and creates an open platform for third-party developers.

App Framework

We have opened Converge to others to build on and expand its abilities. The platform can host and operate applications created by outside developers, whether to serve their own organizations or offer innovations to our large ecosystem. The FHIR APIs at the core of the platform can invoke and give context to any external service, which can then be hosted inside the digital care experience, right in the field of view between the patient and the clinician. This app framework allows clients to deliver better, more efficient access to effective care, helping to close gaps in care, enhance treatment and better enable provider-to-patient relationships.

Technology Back-end Architecture

Secure, Scalable, Hosted Environment

We use secure, redundant data centers designed with high levels of availability, redundant subsystems, and compartmentalized security zones. With our platform as a Service digital care solution, there is no need for clients to purchase hardware, install and upgrade software, or manage system operations. The hosted approach also ensures that visit capacity scales without requiring client-side interventions or upgrades. We manage hosting operations and security from our NOC, which is monitored 24 hours a day. From an operations perspective, we historically deliver high levels of system uptime across our platform, maintained through our 24/7 Cyber Command Center that monitors our platform around the clock.

Due to the sensitive nature of our client and patient data, we have invested heavily in data security and protection. We utilize a multi-tiered security architecture. All data is secured both in motion and at rest using the latest encryption technologies. Our C3 command center constantly monitors for vulnerabilities and intrusions, including using third-party vulnerability and penetration testing. We believe that all clinical data usage is HIPAA compliant. We maintain HITRUST, ISO 27001 and PCI compliance certifications. Our system security is regularly evaluated and approved by some of the largest health plans, health systems, financial institutions and technology companies in the world. Amwell has deployed its SilverCloud product on the Defense Health Agency’s production environment as part of our continued work in the Federal sector. We believe this underscores the advanced security posture that Amwell maintains.

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

For example, some health systems have embedded our solutions in their own patient portals. From a provider perspective, clients are embedding the provider virtual care workflow in their EHRs so that online visits are as easy to schedule and conduct as physical visits.

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

Channel partners also play a key role in marketing and selling our products to our client base, primarily focusing on Converge and Carepoint devices. Channel partners may shorten our sales cycle and lower our client acquisition costs. For example, through EHR channel partners we are able to natively embed our technology into existing health system technology infrastructure which, as a competitive differentiator, may lead to a higher win rate. Carepoint channel partners primarily consist of value-added resellers that have established relationships with health systems and health plans. We typically generate lower revenues in connection with sales obtained through these channel partner agreements.

Clinical Quality

AMG seeks to provide the highest level of clinical quality and consistency of care. All medical professionals go through a rigorous onboarding and credential checking process. When practicing online, doctors are required to deliver care in a medically appropriate setting. We offer similar best practices and training to our clients who utilize their own providers. Patients consistently rate AMG providers highly, with an average rating of 4.9 out of 5.0.

AMG's clinical operations team works to standardize virtual medical treatment by creating and maintaining standard operating procedures. This team also monitors waiting room queues and can reassign providers and patients as needed. The team uses analytics to test for appropriateness and efficiency of care as well as prescribing behaviors. AMG's team of nurses uses algorithms to identify potential quality issues and conducts manual reviews of clinical cases, utilizing a random audit process in addition to targeted audits, to ensure high quality care is consistently delivered. Finally, a monthly scorecard is distributed to all AMG providers showing their individual and comparative performance. For urgent care, the median wait time is less than 4 minutes for the 24 months ended December 31, 2023.

Research and Development

Our ability to continue to differentiate and enhance our platform and offerings depends, in large part, on our capacity to continue to introduce new services, technologies, features and functionality. Our research and development team is responsible for the design, development, testing and certification of our solution. We also maintain a development office in Ramat Gan, Israel, to support our international partners and to serve as an additional development resource. In addition, we utilize certain third-party development services to perform application development. We focus our research and development spend on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our products.

Physicians and Healthcare Professionals

Due to the prevalence of the corporate practice of medicine doctrine (as defined in Item 1A. Risk Factors), including in the states where we predominantly conduct our business, we provide administrative and management services to entities associated with AMG (which are consolidated subsidiaries from a financial reporting perspective) pursuant to which those entities reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. We contract to provide administrative services through business support agreements (“BSAs”) with AMG’s provider groups. AMG in turn contracts with providers. Our business support agreements typically run for ten years and call for us to be paid an annual fee in exchange for managing all administrative aspects of the medical practice in question. It has been the historical practice of the parties to review and adjust this fee on an annual basis. In addition, we have signed direct transfer agreements with the AMG entities. These direct transfer agreements outline the conditions under which we have the right to change the ownership of the clinical entity to a different third party.

In 2012, we entered into a joint venture with an affiliate of Elevance Health, Inc. (formerly Anthem, Inc.) to form National Telehealth Network, LLC (“NTN”). NTN, which is consolidated in our financial statements, is greater than 50% owned by us. NTN is managed by a six (6) person Board of Managing Directors, with the Chairman of the Board appointed by us. NTN’s mandate is to oversee the clinical and administrative operations of Online Care Group, a clinical entity within the AMG family. Online Care Group is dedicated to providing clinical consults on Elevance Health’s LiveHealth Online virtual care platform to Elevance Health members and other users of that platform.

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

U.S. Government Regulation

Our operations are subject to comprehensive United States federal, state and local regulations and international regulations in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of AMG's providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

During the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of digital care services. For example, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to digital care services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. Most Medicare reimbursement flexibilities have been extended through December 31, 2024, including a waiver for geographic site restrictions (patient may be located at home), the expansion of eligible provider types, and coverage for audio-only consults.

Although it is uncertain whether regulatory changes adopted in response to the COVID-19 pandemic will be preserved in the future, we believe that a return to the pre-pandemic regulatory regimes would not have a material negative impact on our commercial agreements, visit volume or visit revenue. In fact, we believe that such a return would benefit the Company as the renewed enforcement of HIPAA regulations may force many marginal digital care platforms out of the marketplace, thereby lessening our competition.

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

Clinicians who provide professional medical services to a patient via digital care must, in most instances, hold a valid license to practice medicine in the state in which the patient is located. We have established systems for ensuring that AMG and client clinicians are appropriately licensed under applicable state law and that their provision of digital care to our members occurs in each instance in compliance with applicable rules governing digital care. Failure to comply with these laws and regulations could result in licensure actions against the clinicians, our services being found to be non-reimbursable, or prior payments being subject to recoupments and can give rise to civil, criminal or administrative penalties.

Corporate Practice of Medicine Laws in the U.S.; Fee Splitting

We contract with physicians or physician-owned professional associations and professional corporations to provide access to our enterprise platform to them and their patients. We have entered into management services contracts with AMG-affiliated entities pursuant to which we provide them with billing, scheduling and a wide range of other administrative and management services, and they pay us for those services via management and other service fees. These contractual relationships are subject to various state laws, including those of New York, Texas and California, that prohibit fee splitting or the practice of medicine by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a physician’s professional judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

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

U.S. Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients for “designated health services” such as laboratory and radiology services that are furnished at an entity if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. Penalties for violating or participating in a scheme to circumvent the Stark Law include denial of payment, mandatory refunds, civil monetary penalties, and exclusion from the federal health care programs. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law, can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the

Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties, criminal penalties, and exclusion from participation in government healthcare programs, including Medicare and Medicaid. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

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

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines and exclusion from federally funded healthcare programs.

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

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The OIG emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts, and statutory or common law fraud.

U.S. State and Federal Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of PII, including health information, in electronic form. AMG, our health system clients, and our health plan clients are all regulated as covered entities under HIPAA. We are a business associate of our covered entity clients when we are working on behalf of our covered entity clients including our affiliated medical groups and also when we are providing technology services to those clients via our enterprise platform. As a business associate, we are also directly regulated by HIPAA and are required to provide satisfactory written assurances to our covered entity clients through written business associate agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of clients, contractual liability to our clients, and direct action by HHS, including monetary penalties.

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

Many states in which we operate and in which our patients reside also have laws or are in the process of adopting laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective or broader than HIPAA and other federal privacy laws. Where state laws are more protective or broader than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but, unlike HIPAA, some may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security acts or practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting. The FTC and state attorneys general have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and similar state laws.

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

International Regulation

We expect over time to continue to expand our operations in foreign countries through both organic growth and acquisitions. Our international operations are and will be subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the EU General Data Protection Regulation ("GDPR") and the UK General Data Protection Regulation ("UK GDPR")), data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital. In addition, the expansion of our operations into foreign countries increases our exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the FCPA, and corresponding foreign laws, including the UK Bribery Act.

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

International Privacy and Data Protection Laws

As a result of our presence in Europe and some of our customers being located in the European Union and the United Kingdom, we are subject to applicable international laws and regulations related to privacy and the protection of personal data (including data concerning health), in particular the GDPR and the UK GDPR. These regimes impose stringent data protection requirements and may increase both the risk of noncompliance and the costs of providing our products and services in a compliant manner.

The GDPR establishes data protection principles that govern the lawful use of personal data, requires privacy by design, and technical and organizational measures to ensure a level of security appropriate to the risk. The regulation grants rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhances pre-existing rights (e.g., data subject access requests). GDPR is directly applicable in EU member states, which provides a degree of consistency. Member states may have additional national data protection and privacy laws. The UK has adopted the UK GDPR and Data Protection Act. The GDPR and UK data protection law may increasingly diverge from each other, thereby increasing both our compliance costs and the potential for noncompliance.

Our European clinical operations team and our health care clients in Europe are regulated as data controllers under GDPR. We are a data processor for our data controller clients when we are working on their behalf and also when we are providing technology services to those clients via the Amwell Platform. As a data processor, we are also directly regulated by GDPR and are required to provide satisfactory written assurances to our clients through written data processing agreements that we will provide our services in accordance with GDPR. Failure to comply with these agreements could lead to loss of clients, contractual liability to our clients, and direct action by European data protection authorities, including monetary penalties.

GDPR and similar comprehensive data protection laws apply to personal data broadly across sectors. GDPR applies to personal data relating to all categories of data subjects including patients, job applicants, employees, contractors, client workforce members, business contacts, and web visitors. We are the data controller where we decide the purpose and means of processing data for a given activity, such as recruit mentor marketing.

In addition, the GDPR imposes strict rules on the transfer of personal data out of the EEA to a “third country,” including the United States. The same is true for the UK GDPR. In July 2020, the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could affect our ability to efficiently process personal data from the EEA. The EU-US Privacy Shield has been replaced by an enhanced legal mechanism for data transfer namely the EU-US Data Privacy Framework (“DPF”) and the UK Extension to the DPF. However, the validity of the DPF is likely to be challenged before the CJEU. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

We may have obligations under GDPR’s personal data breach notification requirements. Under the breach notification requirements, notification must be provided to the national data protection authority without undue delay and within 72 hours, unless the personal data breach is unlikely to result in a risk to the rights and freedoms of data subjects. In addition, data controllers must notify affected data subjects without unreasonable delay in the case of a personal data breach that is likely to result in a high risk to their rights and freedoms. GDPR also requires a data processor to notify its data controller clients of breaches by the data processor.

A violation of the GDPR or UK GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, assessment notices (for a compulsory audit), and civil claims, including representative actions and other class action-type litigation. Data protection authorities may initiate legal proceedings against data controllers or processors for GDPR violations. Data subjects have a right to lodge a complaint with the data protection authority and the right to an effective judicial remedy against a controller or processor. GDPR also establishes a right to compensation for damage as result of infringement. Data subjects can mandate a not-for-profit body, organization or association to exercise these remedies and to collect compensation on their behalf. In light of recent enforcement activity, and statements from data protection authorities and the European Data Protection Board, we expect continued enforcement efforts.

In addition to the GDPR, in Europe we are subject to the Privacy and Electronic Communications Directive (“ePrivacyDirective”) and national implementing legislation in the UK and EU member states. The ePrivacy Directive requires that consent must be obtained to read or write data on a user’s device, for example tracking cookies, except where strictly necessary to provide the service. The ePrivacy Directive also governs unsolicited email and SMS text message marketing.

Outside Europe we are subject to privacy and data protection laws in other locations where we operate including Australia, Canada, and South Africa. These jurisdictions have sectoral health information privacy laws and comprehensive privacy laws similar to GDPR in scope.

Environmental, Social, and Governance (“ESG”) Initiatives

Our values are core to who we are and serve as the foundation on which we are able to build a strong organization and promote the long-term interests of our stockholders and stakeholders.

We have made meaningful progress on our ESG journey since publishing our inaugural ESG Framework in July 2022, and plan to further expand our ESG reporting capabilities into 2024. We continue formalizing our ESG approach at the direction of management and with oversight from the Board of Directors ("Board"). We are partnered with an outside consultant and are committed to steadily advancing our comprehensive ESG strategy connected to our strategic business initiatives.  Our ESG Framework is available on the investor relations page of our website. Our website, including the ESG Framework available on our website, is not incorporated by reference into this report.

Our commitment to viewing our business through an ESG lens is strong and we continue to be guided by three pillars: Our People, Our Products and Our Operations.

Our ESG Framework

Our Products	Our People	Our Operations
Enabling our clients to achieve their goals around: • Operational Efficiencies & Environmental Stewardship • Clinician Shortages and Burnout • Patient Experience and Outcomes • Health Equity and Access	Strong Culture focused on: • Talent Development & Engagement • Total Wellbeing • Diversity & Inclusion • Community Outreach	Protecting client & employee data with robust processes around: • Cybersecurity & Data Privacy • Compliance & Ethics

Our company was founded by industry veterans, their passion, energy and expertise have contributed to our success as a leading digital care platform company. We continue to expand our sphere of expertise and have implemented an oversight structure that is designed to enhance our strategic objectives. Our management team is governed by our Board, which works alongside management to determine our business strategy, ensure the sustainable growth of the company, and oversee our enterprise risks and opportunities and ESG initiatives. Our Board consists of nine (9) directors, 22% identifying as diverse and 78% are independent, who bring a diversity of perspectives, experience, and backgrounds to their role of monitoring and advising management.

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
•
One Team – Focused on hiring and developing outstanding people who are encouraged to stay informed and speak up, to celebrate our similarities and honor our difference, and to serve our communities; and
•
Deliver Awesome – Focused on bringing passion and energy, acting with integrity, working with agility and a sense of urgency, being accountable, and delivering quality in all we do.

Guided by our mission and values, we are committed to achieving excellence on behalf of our employees, clients and partners and the patients and providers we serve.

Human Capital - Investing in our Employees

We continually seek ways to attract, grow, develop and retain an exceptionally talented and motivated workforce. We build upon our “One Team” core value by creating and enhancing our range of programs that increase engagement and employee resources.

Our employees are our most valuable asset. As of December 31, 2023, we had 1,104 full-time employees of which 88% are based in the United States, spread out across 46 states, 7% in Ireland, 3% in Israel and 2% in the UK.

Recruitment

In 2023, we continued to focus on building a strong pipeline of talent. Amwell has and continues to build partnerships with universities and other organizations across the country and has implemented a competitive intern program to develop a diverse candidate pool. In addition, our virtual workforce strategy has allowed us to continue our focus on a global recruitment strategy to hire from all geographies in which we operate to support our diverse pipeline. As of December 31, 2023, women represented nearly 48% of our global employees, and 33% of our employees are non-white. We continue to prioritize our diverse recruitment strategy to build a strong pipeline for women and people of color in our management and leadership roles.

Growth and Development

We promote the continued growth and development of our employees. Through our learning management system, we create meaningful pathways for our employees to build the technical and comprehensive sales skills they need, including through role-specific trainings and certifications. We support our managers with leadership training, a 360 program and coaching. Our annual performance review process and frequent coaching opportunities create avenues for personal, professional, and leadership growth and development. In addition, we encourage on-going external learning and development opportunities with our tuition assistance program.

Total Rewards

To support employees, we provide a comprehensive and competitive total rewards framework that is not only grounded in our mission to attract, engage and retain top talent, but is relevant, equitable, comprehensible, and flexible to meet the needs of our employees. Amwell offers competitive compensation packages consisting of, but not limited to, base salary, short-term incentive bonus and long-term equity, that are linked to individual and company performance to ensure employees are rewarded for individual and company success. There is a high emphasis placed on utilizing benchmarks to ensure fair and equitable compensation packages at all levels of the organization. Recognizing that our employees are all unique and have different physical, mental, financial and social needs, Amwell also provides a robust suite of benefit and wellbeing programs to support the total being of each of our employees including, but not limited to, health insurance, retirement and pension plans, generous paid time off policies, an employee stock purchase program (ESPP), free access to Amwell’s digital care services, income replacement benefits, flexible scheduling, remote working opportunities, and paid parental leave.

Total Rewards Framework

•
Compensation
o
Base Salary
o
Short-Term Incentives
o
Long-Term Incentives
o
Employee Stock Purchase Program
•
Benefits
o
Healthcare
o
Retirement/Pension
o
Life, Disability, and Income Protection
o
Voluntary Benefits
o
Mental Wellbeing Support
•
Work-Life
o
Virtual First Work Environment
o
Paid Time Off

o
Leave Programs
o
EAP Program
•
Rewards and Recognition
o
Recognition Program
o
Performance Feedback
o
Annual Merit and Bonus Program
o
Service Anniversaries
•
Development
o
Tuition Assistance
o
Training Opportunities
o
Leadership Development

Engagement

We value and solicit employee feedback and listen to all of our employees through various outlets, including all hands meetings and yearly engagement surveys. These avenues have provided us with valuable perspectives that have shaped our investments in programs and initiatives for our employees. In 2023, employee feedback shaped the creation of our MVP Framework, Total Rewards Framework, and internal communication improvements. The Amwell employee voice is the most powerful tool we have for increasing our engagement and the development of a strong and inclusive team.

Amwell has an open-door policy where employees are always welcome to voice concerns about anything related to Amwell or their employment. They have avenues such as Human Resources, Legal or the ability to submit concerns anonymously through our ethics hotline or by phone.

Living our Mission, Values, and Purpose

Our culture is grounded in our mission, values and purpose. We believe we will only be able to achieve our mission, live by our values and be purpose-driven if we are focused on creating a culture of inclusion, act in a socially responsible manner, enable health equity and promote business sustainability. Our MVP Framework serves as a guide to empower our employees to live by our mission, value and purpose (MVP) in their work for and on behalf of Amwell.

MVP Framework

•
Culture of Inclusion – Diversity, Equity, Inclusivity & Belonging. Celebrating diverse perspectives and backgrounds
•
Elevating inclusiveness and diversity at Amwell
•
Educating and dedicating ourselves to understanding what DEI&B means to our employees and our business
•
Business Sustainability – Environment, Social, Governance & Ethical Accountability
•
Creating a profitable growth business that contributes to a more prosperous, sustainable and healthy world
•
Holding ourselves accountable for measuring and managing our performance across ESG issues
•
Social Responsibility – Volunteering, Community involvement, Giving back, Serving our network
•
Giving back to our community
•
Leveraging our position in the market to support/help those in need
•
Fostering a sense of purpose and connection to our mission
•
Health Equity – Equal access to care, Addressing Social Determinants of Health, enabling clients and informing ourselves on how health disparities and SDOH impact our clients and health outcomes
•
Leveraging cross-functional data to enhance culturally intelligent application of Amwell solutions
•
Enable our ecosystem to improve access to equitable care

Diversity, Equity and Inclusion

Our culture is built on diverse perspectives, which help us think differently and better equip our clients, providers and patients with the tools to realize an improved healthcare experience for all. We seek to foster a diverse culture of openness, inclusion, respect and belonging that starts within our organization and transcends into our communities and the people we serve. We aim to spark dialogue and help create a more humane and compassionate world.

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

Our Company DEI&B Pillars and Internal DEI&B Committee help guide our initiatives and drive our mission forward. The Committee fosters education and development opportunities to educate the employees on topics critical to us in our lives and in the workforce. In 2023, we offered numerous inclusion trainings as well as education on selective diverse populations and cultures led by our grassroots Committee. Our culture and actions are grounded in the following DEI&B pillars:

•
Recruitment
o
Inclusive hiring practices
o
Recruiting with purpose
o
Collaborating with purpose
•
Awareness and Engagement
o
Support talent to feel included and understood
o
Enable talent to collaborate
o
Inspire talent to lead
o
Educate talent to grow
•
Community
o
Support the communities we serve
o
Support the communities we live in
o
Reflect our mission externally.

Investing in our Communities

Amwell Cares is our Corporate Social Responsibility Initiative. Guided by Amwell’s purpose, mission and values, Amwell Cares is committed to enriching and giving back to the communities we serve, working as One Team to drive the greatest positive impact. Driven by employees, with executive oversight, Amwell Cares works to support various causes, including health equity, hunger relief, and natural disaster recovery, through a variety of activities, including but not limited to company matches, sponsorship of and participation in charity walks/runs, donations and volunteer opportunities, and pro bono healthcare services delivered to communities affected by hurricane, fire or flood. Employees also are encouraged to volunteer on their own and are given a designated volunteer day to allow them time to give back in their local community. In 2023, Amwell donated more than $140,000 in cash and pro bono healthcare services to support our local communities. Employees also volunteered more than 460 hours of their time to support their communities.

Social Responsibility & Health Equity

Social responsibility is deeply embedded in our mission-oriented corporate culture. We never forget that beyond the daily numbers and operating tasks, our goal is to transform how healthcare is delivered by improving access, convenience, economics and quality of care via digital care for all. We are proud of our ability to extend access to both primary and specialty care in “healthcare deserts” that exist in both rural and urban pockets domestically and even more so internationally. To ensure we are creating equal and equitable access to care globally, we seek to improve outcomes in care disparities and social determinants of health by leveraging our unique place in the healthcare ecosystem.

Intellectual Property

Our patent portfolio consists of approximately 43 patents and 4 pending patent applications related to our software and technology. We do not currently consider any of our patents to be material to our business. We continue to submit patent applications for new inventions and ideas we develop as well as monitor competitors in an effort to protect our intellectual property.

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
•
our limited number of significant clients (including our largest client by revenue, Elevance Health, which accounted for 25%, 23% and 24% of our revenue for the years ended December 31, 2021, 2022 and 2023, respectively) and the risk that we may lose their business;
•
weak growth and increased volatility in the digital care market;
•
inability to adapt to rapid technological changes;
•
increased competition from existing and potential new participants in the healthcare industry;
•
our clients’ acceptance of Converge and our ability and the costs to further develop this platform;
•
changes in healthcare laws, regulations or trends as well as our ability to operate in the heavily regulated healthcare industry;
•
slower than expected growth in patient adoption of digital care and in platform usage by either clients or patients;
•
the impact of seasonal viruses on our business or on our ability to forecast our business’s financial outlook;
•
inability to grow our base of affiliated and non-affiliated providers utilizing the Amwell Platform to a number sufficient to serve patient demand;
•
our ability to comply with federal, state and foreign privacy regulations and the significant liability that could result from a cybersecurity breach or our failure to comply with such regulations; and
•
holders of our Class A common stock have limited or no ability to influence corporate matters due to the multiple class structure of our common stock and the ownership of Class B common stock by Ido Schoenberg and Roy Schoenberg (the “Founders”), which will have the effect of concentrating voting control with our founders for the foreseeable future.

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

We have incurred significant losses in each period since our inception. We incurred net losses of $679.2 million, $272.1 million and $176.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $1,757.8 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and develop our enterprise platform and software as a service. We intend to continue scaling our business to increase our client, patient, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which consumers can access our services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

A significant portion of our revenue comes from a limited number of clients and we may be unable to retain our key clients.

We rely on a limited number of clients for a substantial portion of our total revenue. For the years ended December 31, 2023, 2022 and 2021, our largest client, Elevance, accounted for 24%, 23% and 25% of our revenue, respectively. For the years ended December 31, 2023, 2022 and 2021, our top ten clients by revenue accounted for 51%, 47% and 44% of our total revenue, respectively. The loss of any of our key clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on our revenue. Our clients may choose to cancel, not renew or otherwise limit their use of our offerings for a variety of reasons described in this “Risk Factors” section, including mergers and acquisitions involving our clients. Further, as we rely on our reputation and recommendations from key clients in order to promote our solution to potential new clients, the loss of any of our key clients could adversely affect our reputation and our ability to obtain new clients.

We may need additional capital to support the growth of our business, which may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we intend to continue scaling our business to increase our client, patient, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which consumers can access our services. For the years ended December 31, 2023, 2022 and 2021, our net cash used in operating activities was $148.3 million, $192.3 million and $141.5 million respectively. As of December 31, 2023, we had $372.0 million of cash, cash equivalents and short-term investments, which are held for working capital purposes.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services and the continuing market acceptance of digital care. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could require us to dedicate a substantial amount of cash for interest payments and involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, operate our business and pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms or at times that we require such financing, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

We have incurred and may in the future incur non-cash impairment charges.

In the year ended December 31, 2023, we incurred goodwill impairment charges of $436.5 million and, if in the future there is a sustained decline in our stock price, adverse changes in our projected cash flows, and/or changes in key assumptions, including but not limited to lower revenue growth, lower operating margin, and/or a lower terminal growth rate, we may be required conduct additional impairment testing of our other intangibles and/or long-lived assets and subsequently record additional non-cash impairment charge. Such a non-cash charge would likely have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge. For additional information, see Part II, Item 7: Management’s Discussion & Analysis of Financial Condition and Results of Operations under the sub-heading “Critical Accounting Policies and Estimates—Goodwill and Intangible Assets.”

Risks Related to Our Business and Industry

The digital care market is still developing and volatile and may develop slower than we expect and be subject to negative publicity.

The digital care market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our clients’ members or patients to use, and to increase the frequency and extent of their utilization of, our services, as well as on our ability to demonstrate the value of digital care to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our services or the digital care market as a whole could limit market acceptance of our services. For example, there has been and continue to be substantial media coverage in the U.S. surrounding mental health and virtual health services, including the virtual prescription of mental health prescription drugs. Such negative publicity could adversely affect the digital care market and our business. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of digital care could limit market acceptance of our healthcare services. If our clients, or their members or patients, do not perceive the benefits of our services, or if our services are not competitive, then our market may not develop at all, or it may develop more slowly than we expect. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

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

We operate in a competitive industry and may not able to compete effectively.

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

Healthcare reform legislation and other changes in the healthcare industry and in healthcare spending could adversely affect our business, financial condition and results of operations.

Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. There is significant interest in promoting healthcare reforms, and it is likely that federal and state legislatures within the United States and the governments of other countries will continue to consider changes to existing healthcare legislation. For example, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs, including the Budget Control Act (which, subject to certain sequestration periods, imposed 2% reductions in Medicare payments to providers per fiscal year) and the American Taxpayer Relief Act (which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years). Further, healthcare reform legislation that affect Medicare spending and funding, such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act, could materially adversely affect client demand and affordability for our products and, accordingly, the results of our financial operations. In addition, payers such as government and private insurance providers are also increasingly seeking to reduce healthcare costs, as demonstrated by the trend toward managed healthcare in the United States, which could reduce demand and prices for our services.

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

We currently generate most of our revenues from clients who purchase access to our enterprise platform. These contracts generally have stated initial terms of three years. Most of our clients have no obligation to renew their subscriptions for our solution after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Our future results of operations depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth may be constrained.

Additional factors that could affect our ability to sell products and services include, but are not limited to:

•
failure of our clients to be successful offering our products;
•
changes in the nature or operations of our clients;
•
price, performance and functionality of our solution;
•
our development and introduction of additional or improved solutions and our clients’ acceptance of such solutions;
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

Our new digital care offerings may not be adopted by our clients and we may fail to innovate and develop new software offerings that are adopted by our clients.

To date, we have historically derived a substantial majority of our revenue from clients who pay for access to our enterprise platform and software as a service. Our long-term results of operations and continued growth will depend on our ability to successfully develop and market new digital care products and services that our clients want and are willing to purchase. In addition, we have invested significant resources in research and development to enhance our existing solution and introduce new high-quality digital care products and services, such as our Converge platform, and intend to continue to invest resources to enhance our existing solution and introduce new products and services. If existing clients are not willing to make additional payments for such new applications, or if new clients and their members and patients do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, appropriately timed with market opportunity or effectively brought to market.

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

If AMG providers or experts or American Well Corporation experts are characterized as employees, AMG and American Well Corporation, as applicable, would be subject to employment and withholding liabilities.

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

Our business could be adversely affected by health epidemics, pandemics and other public health emergencies.

Health epidemics, pandemics and other public health emergencies could cause disruptions and severely impact our business, including, but not limited to: negatively impacting our clients’ business, as well as loss of employment, resulting in difficulty collecting accounts receivable and/or fewer fees generated; negatively impacting our ability to facilitate the provision of our services to health system, health plan or innovator clients due to unpredictable demand; creating regulatory uncertainty if certain restrictions on reimbursement or the practice of medicine across state lines are reintroduced in the future; and harming our business, results of operations and financial condition. In addition, any such health epidemics, pandemics and other public health emergencies could heighten many of the other risks identified elsewhere in this “Risk Factors” section.

Our senior management team and diverse workforce are crucial for executing our business strategy.

Our success and execution of our business strategy depends heavily upon our ability to attract and retain key members of senior management and a diverse and skilled workforce generally. The members of senior management are at-will employees and therefore they may terminate employment with us at any time with no advance notice. Changes in our management team resulting from the hiring or departure of executives could disrupt our business and involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our business would also be adversely affected if we fail to adequately plan for succession of our executives and senior management. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us. In addition to our management team, our products and services and our operations require a large number of highly skilled employees who we must successfully engage and inspire to be open to change, to innovate and to maintain member- and client-focus when delivering our services. In addition, as we expand internationally, we face the challenge of recruiting, integrating, educating, managing, retaining and developing a more culturally diverse workforce.

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

In making employment decisions, particularly in high-technology industries, qualified personnel often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that qualified personnel require to join or stay with our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

We may not grow at the rates we historically have achieved or at all, even if our key metrics may indicate growth.

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

We may not be able to quickly scale our capabilities when needed.

At times, we may be required to quickly scale our capabilities, such as in response to unexpected shifts in demand for digital care, to implement our solution satisfactorily with respect to both large and demanding clients, who currently constitute the substantial majority of our client base. Large clients often require specific features or functions unique to their consumer base, which, at a time of significant growth or during periods of high demand, may strain our implementation capacity and hinder our ability to successfully implement our solution to our clients in a timely manner. If we are unable to address the needs of our clients or consumers, or our clients or consumers are unsatisfied with the quality of our solution or services, they may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

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

Our quarterly results may fluctuate significantly.

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
•
historically, a significantly higher proportion of our clients’ members and patients use our services during peak cold and flu season months, the future impact of seasonal viruses is unknown as there could be additional surges and demand on digital care visits;
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

We incur significant upfront costs in our client relationships, and if we are unable to maintain and grow these client relationships over time, we are likely to fail to recover these costs.

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

With respect to our international operations, we face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific client and member preferences as well as country-specific legal requirements, including those related to licensing, privacy, data storage, location, protection and security. We have offices in the United States, Ireland and Israel and clients in Israel and throughout Europe and Australia.

Additionally, certain international geopolitical conflicts, such as between Russia and Ukraine and Israel-Hamas, may create additional risks for our business. For example, we have certain employees, including one of our Co-CEOs, as well as engineering contractors who are located in these regions. The conflicts in those regions and our exposure to it may heighten many other risks disclosed in this “Risk Factors” section, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse macroeconomic conditions; increased exposure to cyber-attacks; risks to the contractors that we use in the region; constraints or disruption in the capital markets and our sources of liquidity; and a potential inability to service certain contractual obligations if our contractors in the region are otherwise unable to perform.

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

Data privacy is also subject to frequently changing laws, rules, regulations and standards in the various jurisdictions in which we operate. Such initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Our Board is briefed periodically on cybersecurity and risk management issues by our Chief Information Officer and General Counsel and we have implemented a number of processes to avoid cyber threats and to protect privacy. However, the processes we have implemented in connection with such initiatives may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace.

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

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes.

Our enterprise platform and software as a service provides our consumers and providers with the ability to, among other things, register for our services; complete, view and edit medical history; request a visit (either scheduled or on demand); and conduct a visit (via video or phone). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We encounter technical obstacles from time to time, and it is possible that we may discover additional problems that prevent our proprietary applications from operating properly. If our solution does not function reliably or fails to achieve client expectations in terms of performance, clients could assert liability claims against us or attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain clients.

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

Our clients utilize a variety of data formats, applications and information systems and our solution must support our clients’ data formats and integrate with complex enterprise applications and information systems. If our enterprise platform and software as a service does not currently support a client’s required data format or appropriately integrate with a client’s applications and information systems, then we must configure our enterprise platform and software as a service to do so, which increases our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.

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

Because we retain the economic ownership in and control over shares of the PCs, even though we have transferred legal title to the shares of the PCs to Dr. Cynthia Horner, with respect to AMG entities, in order to comply with the laws of the various states in which the PCs were formed and operate, we believe that we are the beneficial owners of the stock of the PCs for U.S. federal and state income tax purposes and thus are entitled to include the PCs in our U.S. federal consolidated income tax return and file a unitary or similar basis in certain states. For further discussion of this structure, see “Item 1. Business—Physicians and Healthcare Professionals.” However, there is no case law or other binding administrative guidance that directly addresses our facts, and it is possible that the Internal Revenue Service (the “IRS”) or a state taxing authority could take the position that we are not the beneficial owner of the stock of the PCs and thus are not entitled to include the PCs in our U.S. federal consolidated income tax return or state unitary or similar tax return, as applicable. There can be no assurance that the IRS or a state taxing authority will not take this position, or that such position would not be sustained if we were to challenge any such position in an administrative appeal or in a court.

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

We file state and local income tax returns in jurisdictions in which we believe we are required to do so. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states or localities. States and localities are becoming increasingly aggressive in asserting nexus for state and local income tax purposes. We could be subject to additional state and local income taxation, including penalties and interest attributable to prior periods, if a state or local tax authority in a state or locality where we do not currently file an income tax return successfully asserts that our activities give rise to nexus for state income tax purposes. Such tax assessments, penalties and interest may adversely affect our cash tax liabilities, results of operations and financial condition.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for digital care services which could adversely affect our results of operations.

Sales and use and similar tax laws and rates vary greatly from state to state. For 2023 we filed sales and use tax in 46 states. With respect to the remaining states in which we do not collect sales and use or similar taxes, although some of these states consider software-as-a-service to be exempt from sales and use tax or the state does not charge sales and use tax, one or more of the remaining states may assert that we had economic nexus with such state and were required to collect such taxes with respect to past or future services, which could result in tax assessments and penalties and interest. The assertion of such taxes against us for past services, or any requirement that we collect sales taxes on its provision of future services, could have a material adverse effect on our business, cash tax liabilities, results of operations, and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain credit and capital loss carryforwards to offset future taxable income. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2023, we had approximately $866.0 million of federal NOL carryforwards, $41.8 million of tax effected state NOL carryforwards, $1.6 million and $0.1 of federal and state research and development credit carryforwards, respectively. The federal NOL carryforwards for years before 2018 begin to expire in 2026, the state NOL carryforwards began to expire in 2022 and federal research and development credit carryforwards begin to expire in 2027. Federal NOL carryforwards totaling $636.8 million generated in 2018 and after do not expire and can be carried forward indefinitely. Based on our analysis of changes in the ownership of our stock through December 31, 2023, we do not believe that any such changes prior to such date resulted in significant limitations under Section 382 of the Code on our ability to utilize NOL and credit carryforwards generated prior to that date. However, changes in the ownership of our stock after December 31, 2023, some of which are outside of our control, could result in an ownership change under Section 382 of the Code after such date, which could significantly limit our ability to utilize our existing and future NOL and credit carryforwards arising at any time prior to such ownership change. In addition, certain of our NOLs for years before 2019 may be subject to a separate set of limitations applicable to losses from “separate return years,” which may limit our ability to use such losses against the income of our consolidated group. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOL and our research and development credit carryforwards.

Risks Related to Strategic Initiatives

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom.

We intend to seek to acquire or invest in businesses, software-based products and services or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. We may be unable to identify attractive acquisition or investment opportunities due to, among other things, the intense competition for these transactions. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions or investments, whether or not they are consummated. Even if we are successful in identifying suitable acquisitions or investments, we may be unable to complete them due to, among other things, an inability to obtain in the anticipated timeframe, or at all, any regulatory approvals required to complete proposed acquisitions and other strategic transactions.

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
•
difficulty converting the clients of the acquired business onto our enterprise platform and software as a service and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
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

Our ability to conduct digital care services in a particular jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to digital care services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in the suspension or modification of our digital care operations in certain states. However, the extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of digital care services, it is uncertain how long the relaxed policies will remain in effect. However, although many of the executive orders have expired, several states have made permanent changes to their telehealth requirements, which in most cases will result in increased access to telehealth services. Most of the federal waivers have been extended through December 31, 2024.

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

The corporate practice of medicine prohibition exists in some form, by statute, regulation, board of medicine or attorney general guidance, or case law, in more than 40 states, all of which we operate in, though the broad variation between state application and enforcement of the doctrine makes an exact count difficult. Due to the prevalence of the corporate practice of medicine doctrine, including in the states where we predominantly conduct our business, we provide administrative and management services to entities associated with AMG pursuant to which those entities reserve exclusive control and responsibility for all aspects of the practice of medicine and the delivery of medical services. We do not own our AMG-affiliated entities. For example, AMG affiliated entities are owned by Dr. Cynthia Horner, our Chief Medical Officer. We in turn contract with these entities through business support agreements and direct transfer agreements for the provision of health care services and the receipt of fees. For further discussion of this structure, see “Item 1. Business—Physicians and Healthcare Professionals.” While we expect that these relationships will continue, we cannot guarantee that they will. A material change in our relationship with AMG, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services to our consumers and could have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal and state governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with AMG and its corresponding relationship with its providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

•
the federal physician self-referral law, commonly referred to as the Stark Law, that, unless one of the statutory or regulatory exceptions apply, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services;
•
the federal Anti-Kickback Statute that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Remuneration has been interpreted broadly to be anything of value, and could include compensation, discounts, or free marketing services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG, have continued their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

We also publish statements to our clients and clients that describe how we handle and protect personal information. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders. FTC and HHS enforcement actions and class-actions suits under federal and state laws have been filed in the past year against healthcare companies alleged to have failed to protect personal information. Any such litigation against us could be costly and time-consuming to defend.

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

Further, the U.S. federal government and various states and governmental agencies have adopted or are considering adopting various laws, regulations, rules and standards regarding the collection, use, retention, security, disclosure, transfer and other processing of sensitive and personal information. For example, the California Confidentiality of Medical Information Act imposes restrictive requirements regulating the use and disclosure of health information and other personally identifiable information, and the California Privacy Rights Act increases privacy rights for California residents and imposes obligations on companies that process their personal information. Where state laws are more protective than HIPAA, we have to comply with the stricter provisions. Violations of these laws could result in significant fines and penalties, and, if these laws afford private rights of action to individuals, data breach litigation.

There are numerous foreign laws, regulations, rules, standards and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of PII and other personal or client data, the scope of which is continually evolving and subject to differing interpretations. If we provide digital care services outside the United States, we must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. For example, we must comply with GDPR and the applicable national data protection laws in the European Union and the UK GDPR in the United Kingdom. The GDPR and the UK GDPR may increasingly diverge from each other, exposing us to additional compliance obligations. Further, European data protection law also imposes strict rules on the transfer of personal data out of the EEA to the United States; for example, in July 2020, the CJEU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could affect our ability to efficiently process personal data from the EEA. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. The EU-US Privacy Shield has been replaced by an enhanced legal mechanism for data transfer namely the EU-US DPF and the UK Extension to the DPF. However, the validity of the DPF is likely to be challenged before the CJEU.

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

Because of the extreme sensitivity of the PII and PHI we store and transmit, the security features of our enterprise platform and software as a service are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and member data, including PHI. As a result, our reputation could be severely damaged, adversely affecting client and member confidence. Consumers may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Finally, as noted above, any conversion of existing shares of Class B or Class C common stock would dilute the relative voting power of all holders of shares of Class A common stock. As of December 31, 2023, the Company had 32,945,952 shares of Class A common stock reserved for issuance upon conversion of Class B and Class C common stock. To the extent that the holders of Class B or Class C common stock convert their shares, your proportional vote out of the 49% vote to which the Class A shares (together with the Class C shares, in the case of votes other than for directors) are entitled while shares of Class B common stock remain outstanding will be diluted.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of February 2, 2024, we had outstanding 256,306,641 shares of Class A common stock, 27,390,397 shares of Class B common stock and 5,555,555 shares of Class C common stock. Moreover, certain stockholders have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of Class A common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity risk management is an integral part of our enterprise risk management program. Our cybersecurity program is designed to align with industry best practices and provide a framework for handling cybersecurity threats and incidents, including threats and incidents associated with the use of services provided by third-party service providers.

Our Board has overall oversight responsibility for our risk management and is briefed periodically on cybersecurity risk management and any material cybersecurity incidents by our Chief Information Officer, or CIO, and General Counsel. The Board is responsible for ensuring that management has processes in place designed to (i) identify and evaluate cybersecurity risks to which the company is exposed and (ii) manage cybersecurity risks and mitigate cybersecurity incidents.

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Specifically, our Security Steering Committee ("SSC"), a cross-functional team of employees chaired by our CIO, is responsible for providing strategic guidance and execution oversight to Amwell’s privacy, risk and security programs and policies. Management has instituted an Information Security Management System ("ISMS"). The ISMS establishes risk-based safeguards that are designed to adequately protect the Company and information acquired through business operations. Amwell maintains its ISMS in accordance with ISO 27001 standards. Amwell is audited annually by a third-party assessment firm that determines the effectiveness of the procedures and processes of its ISMS. Amwell also self-assesses the performance and effectiveness of the ISMS through monitoring, measurement, analysis, and evaluation of controls and control objectives. The SSC ensures the workforce complies with the ISMS policies, procedures and controls through many channels, including annual review of audit and risk assessment results, multifactor authentication, annual employee training and company-wide communications.

Our team of cybersecurity focused employees, under the direction of our CIO, is responsible for assessing our cybersecurity risk and detecting, mitigating and remediating cybersecurity incidents. Our CIO and dedicated personnel are certified and experienced information systems security professionals and information security managers. Personnel with significant security responsibilities receive specialized education and training on their roles and responsibilities prior to being granted access to systems and resources. The pre-employment process for these roles is designed to ensure that security responsibilities are specifically defined. Our CIO has over 25 years of technology leadership experience.

Amwell’s cybersecurity team has implemented processes to:

•
assess the severity of a cybersecurity threat through continuous monitoring and determine the nature, scope and timing of the event to assess whether it is material;
•
identify the source of a cybersecurity threat, including whether the cybersecurity threat is associated with a third-party service provider, utilizing our Information Security Incident Response Plan;
•
implement cybersecurity countermeasures and mitigation strategies;
•
and inform our board of directors of material cybersecurity threats and incidents.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Related to Our Business and Industry” and “Risk Factors – Risks Related to Government Regulation" in this annual report on Form 10-K.

Item 2. Properties.

Our principal executive office is located in Boston, Massachusetts and is a LEED certified building. We also have an office in Ramat Gan, Israel, Tysons Corner, Virginia and Dublin, Ireland. All of our office locations are leased. We also maintain hardware inventory in facilities based in San Diego, California.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is listed on the NYSE under the symbol “AMWL”.

Holders

On February 2, 2024, there were 170 stockholders of record of our Class A common stock, two stockholders of record of our Class B common stock and one stockholder of record of our Class C common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required hereunder will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2023.

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

The following graph compares the cumulative total stockholder return on our Class A common stock with the comparable cumulative return of the Russell 2000 composite index and S&P 500 Health Care Services index. The graph assumes that $100 was invested in our Class A common stock and in each index on September 17, 2020, the date our Class A common stock began trading on the NYSE. The comparisons are based on historical data and are not necessarily indicative of, nor intended to forecast, the future performance of our Class A common stock.

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

Overview

Amwell is a leading enterprise platform and software as a service company digitally enabling hybrid care. We empower health providers, payers, and innovators to achieve their digital ambitions, enabling a coordinated experience across in-person, virtual and automated care. We provide our clients with the core technology and services necessary to successfully develop and distribute digital care programs that meet their strategic, operational, financial and clinical objectives under their own brands. Our enterprise platform and software as a service solutions enable hybrid care delivery by offering our clients products to help weave digital care across all care settings. We bring technology and services that facilitate new models of care, strategic partnerships, consistent execution and better outcomes. As of December 31, 2023, we powered the digital care programs of more than 50 health plans, which collectively represent more than 100 million covered lives, as well as approximately 115 of the nation’s largest health systems. Since inception, we have powered more than 27.2 million virtual care visits for our clients, including more than 6.3 million in the year ended December 31, 2023.

Our Business Model

We sell our enterprise platform and software as a service solutions on a subscription basis, which with our modular platform architecture allows our clients to introduce innovative digital care use cases over time, expanding our subscription revenue opportunity. To support the enterprise platform and software as a service, we offer professional services on a fee-for-service basis and a range of patient and provider Carepoint devices and software that support hospital and home use cases and access to AMG, our affiliated medical group that provides clinical services on a fee-for-service basis. The combination of the enterprise platform, professional services and Carepoint hardware allows our clients to deploy digital care solutions across their full enterprise, deepening their relationships with existing and new patients and members through improved care access and coordination, cost and quality. Our contracts are typically three years in length but may be longer for our largest strategic client partners.

Key Metrics and Factors Affecting Our Performance

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions:

Health Systems:

	Years Ended December 31,
	2023	2022	2021
Average Number of Health System Clients	129	153	154
Total Health System Subscription Revenue	$53.5 million	$61.2 million	$54.7 million
Average Annual Contract Value	$415 thousand	$401 thousand	$356 thousand

Health System: A health system is an enterprise platform client whose primary business case is the delivery of care by its providers. A typical health system client has many hospitals within its system. The average number of health system clients is calculated by averaging the number of such clients under contract at the beginning and end of each fiscal year. The decline in number of health system client is due to consolidation in the market as well as churn experienced with re-platforming.

Health System Subscription Revenue: Health System subscription revenue consists of all platform-related fees for a health system, including subscription licenses, fees related to software modules, and overage charges, and primarily represents the fee to access the enterprise platform over the contractual period. Subscription revenue may include immaterial amounts from non-health system clients whose business model acts similarly to those clients.

Average Annual Contract Value: Average annual contract value is defined as total health system subscription revenue for the fiscal period divided by average number of health system clients.

Health Plans:

	Years Ended December 31,
	2023	2022	2021
Average Number of Health Plan Clients	55	57	58
Total Health Plan Subscription Revenue	$49.2 million	$48.7 million	$41.9 million
Average Annual Contract Value	$902 thousand	$862 thousand	$723 thousand

Health Plan: A health plan is an enterprise platform client whose primary business case is managing the healthcare financial risk of its membership. The average number of health plan clients is calculated by averaging the number of such clients under contract at the beginning and end of each fiscal year.

Health Plan Subscription Revenue: Health Plan subscription revenue consists of all platform-related fees for a health plan, including subscription licenses, per member/per month charges and fees related to clinical programs, and primarily represents the fee to access the enterprise platform over the contractual period. Subscription revenue may include immaterial amounts from non-health plan clients whose business model acts similarly to those clients.

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

We continue to experience strong digital care adoption and usage of our enterprise platform and software as a service. In the year ended December 31, 2022, our clients completed a total of 6.5 million visits on our enterprise platform, while in the year ended December 31, 2023, 6.3 million visits were completed. The decrease in number of visits is due in part to the churn experienced with re-platforming as well as a decline in the number of scheduled visits. Scheduled visits were 4.1 million and 4.6 million during the years ended December 31, 2023 and 2022, respectively. AMG providers accounted for 25% and 25% of total visits performed on our enterprise platform during the years ended December 31, 2023 and 2022, respectively.

Visits:

	Years Ended December 31,
	2023	2022	2021
Overall Visits	6,290,000	6,465,000	5,885,000
AMG Visits	1,590,000	1,640,000	1,480,000
Total Visit Revenue	$119.5 million	$124.3 million	$116.6 million
Revenue per Visit	$75	$76	$79
(1)
In the year ended December 31, 2022, we revised our methodology of how we count visits in our Amwell Psychiatric Care business which is part of our AMG visits. This change resulted in an adjustment to the number of visits reported as of December 31, 2021. The numbers included in the table above reflect the current methodology.

AMG Visit: An AMG visit is a case completed by our AMG affiliate providers and visit revenue reflects fee-for-service revenue to AMG for the visit.

Active Providers

Historically, an important indicator of the value of our enterprise platform and software as a service to our clients was the number of non-AMG providers that are active on the enterprise platform. We defined “Active Providers” as providers that have delivered a visit on the enterprise platform at least once in the last 12 months. Active Providers was initially provided as an indicator that the activity on our platform in a post pandemic world was healthy and sustained.

Currently with the majority of our volume on Converge, our clients now aim to improve outcomes less by adding providers, and instead by increasing the number of patients each provider can care for by using our platform capabilities, including our automated programs. We plan to sunset this metric in 2024 and not longer report on this as a key metric and factor affecting our performance.

Total Active Providers:

	Years Ended December 31,
	2023	2022	2021(1)
AMG	3,000	3,500	3,500
Client Providers	99,500	103,500	92,500
Total Active Providers	102,500	107,000	96,000
(1)
In the year ended December 31, 2022, we revised our methodology of calculating Active Providers as part of our efforts to account for unique providers who conduct visits on multiple platforms and products. This change resulted in an adjustment to the number of active providers reported as of December 31, 2021. The numbers included in the table above reflect the current methodology.
•
AMG: providers from our affiliated Amwell Medical Group
•
Client Providers: our Health Plan and Health System client’s own providers (non-AMG providers) that are active on the enterprise platform
•
Active Providers: providers that have delivered a visit on the enterprise platform at least once in the last 12 months

Invest in Growth

We expect to continue to focus on long-term revenue growth through investments in technology development and sales and marketing efforts. In addition, we believe continued investments in platform modules and clinical programs will allow us to further penetrate our products and services into our existing client relationships and new opportunities. Accordingly, in the short term we expect these activities to result in net losses, but in the long term, we anticipate that these investments will positively impact our results of operations.

Acquisitions

We have expanded and intend to continue to expand our enterprise platform and software as a service through research and development as well as the pursuit of selective acquisitions. We have completed multiple acquisitions since our inception, which we believe have expanded the channels that we serve and our distribution capabilities as well as broadening our service offering. Our acquisitions of SilverCloud and Conversa add proven longitudinal care and behavioral healthcare capabilities to our digital care enablement platform. SilverCloud is a leading digital mental health platform. Conversa is a leader in automated virtual healthcare. Acquisition costs and integration costs are an additional one-time cost incurred as part of the acquisitions and investment in the future growth of the business.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) goodwill impairment, (v) stock-based compensation expense, (vi) severance, (vii) public offering expenses, (viii) acquisition-related expenses, capitalized software costs, (ix) capitalized software, (x) litigation expenses related to the defense of our patents in the patent infringement claim filed by Teladoc and (xi) other items affecting our results that we do not view as representative of our ongoing operations, including direct and incremental expenses associated with the COVID-19 pandemic. We had no such other items during the years ended December 31, 2023, 2022 and 2021.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(679,171)	$(272,072)	$(176,782)
Add:
Depreciation and amortization	31,492	26,153	16,089
Interest and other income, net	(19,422)	(6,123)	(120)
(Expense) benefit from income taxes	3,860	64	(5,376)
Goodwill impairment	436,479	—	—
Stock-based compensation	72,040	69,144	43,809
Severance(1)	4,414	—	—
Public offering expenses(2)	—	—	1,223
Acquisition-related (income) expenses	—	—	7,289
Noncash expenses and contingent consideration adjustments(3)	—	12,153	(10,987)
Capitalized software development costs	(15,056)	(10,155)	—
Litigation expense(4)	—	5,575	2,182
Adjusted EBITDA	$(165,364)	$(175,261)	$(122,673)

(1)
Severance costs associated with the termination of employees during the year ended December 31 2023.
(2)
Public offering expenses include non-recurring expenses incurred in relation to our secondary offering for the year ended December 31, 2021.
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

Components of Results of Operations

Revenue

The Company has demonstrated the strength of our revenue as a direct result of the increasing acceptance of digital care, our penetration of the market, and the successful launch of new or expanded products that enable broadened applications for care delivered virtually. Revenue performance is reflective of the strong foundation that has been built, focused around health plans, health systems, our provider network.

We generate revenues from the use of our enterprise platform and software as a service in the form of recurring subscription fees for use, and related services and Carepoint sales. We also generate revenue from the performance of AMG patient visits.

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

Cost of revenues are primarily driven by the size of our provider network and the hosting and technical support required to service our clients. Our business model is designed to be scalable and to leverage fixed costs to generate higher revenues. While we currently expect increased investments to support accelerated growth, we also expect increased efficiencies and economies of scale. Our quarterly cost of revenues as a percentage of revenues is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. In recent years, we accelerated the expansion of our enterprise platform volume capacity and the development of additional functionality through new programs and modules. We have also expanded the use of offshore resources to provide more efficient rates which are designed to offset the increased research and development spend. While we have recognized an increase in the research and development expense throughout the prior years, the corresponding future revenue growth is expected to result in lower expenses as a percentage of revenue. This increased spend represents an investment in a more scalable and economically beneficial solution that will properly position the Company to benefit in the long term. We believe the increase in spend in the prior years was temporary and we have seen a gradual decline during 2023 as we return to normal levels of spend in future periods.

Our research and development expenses may also fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our research and development expenses. We accelerated our multiyear technology investment to accommodate the anticipated significant growth in market demand for increasingly broad and sophisticated digital care enablement infrastructure.

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

Marketing costs consist primarily of personnel and related expenses (inclusive of stock-based compensation) for our marketing staff that primarily support the sales organization and client engagement. Marketing costs also include third-party independent research, digital marketing campaigns, participation in trade shows, brand messaging, public relations costs, and the costs of communication materials that are produced to generate awareness and utilization of our enterprise platform and software as a service among our clients and their users.

We expect our sales and marketing expense to decrease as a percentage of our total revenue in future periods. Our sales and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising and marketing expenses.

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

Depreciation and Amortization Expense

Depreciation and amortization expense includes the amortization of intangible assets and depreciation related to our fixed assets. Amortization of intangible assets consists of the amortization of acquisition-related intangible assets, which are customer relationships, contractor relationships, technology and trade names, as well as the amortization of capitalized software costs.

Goodwill Impairment

Goodwill impairment is the result of the fair value of the Company's one reporting unit being less than its carrying value. The goodwill impairment resulted from sustained decreases in the Company's publicly quoted share price and market capitalization

Interest Income and Other Income (Expense), Net

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

Consolidated Results of Operations

The following table sets forth our summarized consolidated statement of operations data for the years ended December 31, 2023, 2022 and 2021 and the dollar and percentage change between the respective periods:

	Years Ended December 31,
				Fiscal Year 2023 to Fiscal Year 2022		Fiscal Year 2022 to Fiscal Year 2021
(in thousands)	2023	2022	2021	Change	%	Change	%
Revenue	$259,047	$277,190	$252,789	$(18,143)	-7%	$24,401	10%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	164,287	160,422	148,474	3,865	2%	11,948	8%
Research and development	105,827	138,487	106,594	(32,660)	(24)%	31,893	30%
Sales and marketing	86,460	81,628	66,154	4,832	6%	15,474	23%
General and administrative	126,645	146,353	94,624	(19,708)	(13)%	51,729	55%
Depreciation and amortization expense	31,492	26,153	16,089	5,339	20%	10,064	63%
Goodwill impairment	436,479	—	—	436,479	100%	—	100%
Total costs and operating expenses	951,190	553,043	431,935	398,147	72%	121,108	28%
Loss from operations	(692,143)	(275,853)	(179,146)	(416,290)	151%	(96,707)	54%
Interest income and other income (expense), net	19,422	6,123	120	13,299	217%	6,003	5,003%
Loss before benefit (expense) from income taxes and loss from equity method investment	(672,721)	(269,730)	(179,026)	(402,991)	149%	(90,704)	51%
(Expense) benefit from income taxes	(3,860)	(64)	5,376	(3,796)	5,931%	(5,440)	(101)%
Loss from equity method investment	(2,590)	(2,278)	(3,132)	(312)	14%	854	(27)%
Net loss	(679,171)	(272,072)	(176,782)	(407,099)	150%	(95,290)	54%
Net loss attributable to non-controlling interest	(4,007)	(1,643)	(448)	(2,364)	144%	(1,195)	267%
Net loss attributable to American Well Corporation	$(675,164)	$(270,429)	$(176,334)	$(404,735)	150%	$(94,095)	53%

Revenue

For the year ended December 31, 2023, subscription revenue declined $8.6 million due to customer churn during re-platforming, partially offset by growth in our existing strategic clients. While our aggregated number of health systems clients has declined during re-platforming, we have retained the majority of our historically significant clients and with the Converge platform have been able to strengthen and expand our strategic clients during the year. Visit revenue decreased $4.9 million due to a decline in visit volume and lower utilization in specialty care. Other revenue decreased by $4.7 million primarily related to a decrease in hardware and services revenue.

For the year ended December 31, 2022, the increase in revenue from the prior period was substantially driven by an increase in subscription revenue. While our aggregated number of health systems clients has declined this has not resulted in a revenue decline as we have retained our more significant clients and these clients have expanded their use of our enterprise platform and software as a service. Subscription revenue increased by $12.7 million, or 12% driven by expanded use of our enterprise platform and software as a service by existing clients through increased number of members they provided access to the enterprise platform and software as a service, increased number of programs, increased modules and increased volume of care delivered on our enterprise platform and software as a service by our clients’ own providers. Visit revenue earned from AMG patient visits increased by $7.7 million. The increase was primarily due to increased visit volume in urgent care believed to be driven by the impact of seasonal viruses as well as the Omicron variants, as well as visit volume from new clients. Other revenue increased by $4.0 million due to increased professional service revenue for new clients.

Costs of Revenue, Excluding Depreciation and Amortization of Intangible Assets

For the year ended December 31, 2023, the increase in cost of revenue was primarily due to an increase of $4.5 million in employee-related costs such as salary and benefits for the fulfilment of professional service obligations. Third party software costs also increased $3.0 million. These increases were partially offset by a decrease in hardware costs of $2.4 million due to the decline in hardware revenue and a decline in provider related costs of $1.3 million due to a decrease in visits. The decrease in gross margin contribution is a result of a shift in revenue mix.

For the year ended December 31, 2022, the increase in cost of revenue was primarily due to an increase of $4.0 million in consulting costs and $3.0 million related to employee-related costs due to increased headcount. There was also an increase in provider costs of $4.1 million due to increased visits.

Research and Development Expenses

For the year ended December 31, 2023, the decrease in research and development expense was primarily driven by a decrease of $24.8 million in consulting services as spend related to the development of the Converge platform has declined (contributing to this decrease was $15.1 million capitalized as software development costs) as well as a decrease of $1.2 million in third party software costs. There was a decrease in $0.7 million in employee related costs and $0.6 million in recruiting and hew hire costs due to a reduction in headcount. Research and development expense also decreased as there was no non-cash compensation in the current year related to the SilverCloud acquisition, and there was a charge of $3.4 million in the prior year due to the settlement of the SilverCloud bonus escrow award in 2022.

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

Total research and development employee headcount decreased to 332 on December 31, 2023, as compared to 358 on December 31, 2022 and 347 on December 31, 2021.

Sales and Marketing Expenses

For the year ended December 31, 2023, the increase in sales and marketing expense primarily consisted of $11.0 million in employee-related costs including severance, stock compensation expense (related to accelerated vesting on an executive grant), and headcount realignment. This increase was partially offset by a decrease of $2.1 million in advertising spend, $1.2 million reduced spend on conferences and tradeshows. Sales and marketing expense also decreased as there was no non-cash compensation in the current year related to the SilverCloud acquisition, and there was a charge of $2.2 million in the prior year due to the settlement of the SilverCloud bonus escrow award in 2022.

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

Total sales and marketing employee headcount increased to 304 on December 31, 2023, as compared to 291 on December 31, 2022 and 249 on December 31, 2021.

General and Administrative Expenses

For the year ended December 31, 2023, the decrease in general and administrative expense was driven by a decrease of $6.0 million in legal costs mainly due to the Teladoc litigation settlement in the second quarter of 2022. There was no non-cash compensation or earnout adjustment in the current year, while there were total charges of $6.5 million in the prior year, due to the settlement of the SilverCloud bonus escrow awards and the SilverCloud revenue earnout in 2022. Due to a reduction in headcount employee related expenses decreased by $2.5 million and recruiting and new hire costs decrease $0.9 million. There was also a decrease in insurance costs of $2.9 million.

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

Total general and administrative employee headcount decreased to 229 on December 31, 2023, as compared to 248 on December 31, 2022 and 221 on December 31, 2021.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the year ended December 31, 2023. Amortization expense increased by $6.2 million for the year ended December 31, 2023. The increase in amortization was related to the amortization of the internally developed software intangible assets.

Depreciation expense remained consistent for the year ended December 31, 2022. Amortization expense increased by $10.7 million for the year ended December 31, 2022. The increase in amortization was related to a full year of amortization related to the intangible assets acquired in the Acquisitions.

Goodwill Impairment

During the year ended December 31, 2023, the goodwill was impaired by $436.5 million (or $1.54 per basic and diluted share) as a result of sustained decreases in the Company's publicly quoted share price and market capitalization.

Interest Income and Other Income (Expense), net

For the year ended December 31, 2023, interest income and other expenses consist primarily of interest income and gains from our cash equivalents and short-term investments, the increase in interest income is due to the increase in interest rates on investments held during the year (investments matured just prior to December 31, 2023).

For the year ended December 31, 2022, interest income and other expenses consist primarily of interest income and gains from our cash equivalents and short-term investments, the decline in interest income is due to the decline in the investments held during the year.

(Expense) Benefit from Income Taxes

Income tax expense was $3.9 million for the year ended December 31, 2023, compared to income tax expense of $0.1 million for the year ended December 31, 2022. The increase in the expense is primarily due to an increase in foreign tax expense.

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

During the years ended December 31, 2023 and 2022, the Company recognized a loss of $2.6 million and $2.3 million as its proportionate share of the joint venture results of operations, respectively.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Years December 31,
	2023	2022	2021
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(148,343)	$(192,323)	$(141,537)
Net cash used in investing activities	(19,168)	(11,630)	(59,633)
Net cash provided by (used in) financing activities	2,147	(3,612)	5,754
Total	$(165,364)	$(207,565)	$(195,416)

Sources of Financing

Our principal sources of liquidity were cash, cash equivalents and short-term investments totaling $372.0 million as of December 31, 2023, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash, cash equivalents and short-term investments are comprised of money market funds and marketable securities including U.S. Treasury bills.

As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations of $692.1 million and a net loss of $679.2 million for year ended December 31, 2023 and had an accumulated deficit of $1,757.8 million as of December 31, 2023.

The Company has no debt as of December 31, 2023 and expects to generate operating losses in future years.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the issuance date of the financial statements. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of consultations on our enterprise platform, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of digital care services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be adversely affected.

Cash Used in Operating Activities

For the year ended December 31, 2023, cash used in operating activities was $148.3 million. The primary driver of this use of cash was our net loss of $679.2 million. The net loss, excluding impairment charge, was reflective of the investments made back into the Company (from a technology and infrastructure perspective), partially offset by the overall growth of our business including expansion of business with existing clients. The net loss was partially offset by non-cash expenses of $546.3 million (primarily goodwill impairment of $436.5 million, stock-based compensation of $72.2 million and depreciation and amortization of $31.5 million).

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

Cash Used in Investing Activities

Cash used in investing activities was $19.2 million for the year ended December 31, 2023. Cash used in investing activities consisted of $15.1 million of capitalized software development costs, a $3.9 million investment in the less than majority owned joint venture, and purchases of investments of $390.0 million offset by $390.0 million in proceeds from maturities of investments.

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

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the year ended December 31, 2023, was $2.1 million. Cash provided by financing activities consisted of $2.7 million of proceeds from the exercise of employee stock options and employee stock purchase plan, offset by $0.6 in the repurchase of stock to cover tax withholding obligations upon vesting of restricted stock units.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2023:

	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating Leases	$12,006	$3,698	$8,308	$—	$—
Purchase Obligations	$49,850	15,326	34,524	—	—
Total	$61,856	$19,024	$42,832	$—	$—

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

Revenue Recognition

The Company generates revenue from contracts with clients who purchase access to the Company’s enterprise platform and software as a service. The Company also provides implementation and post go-live professional services for its enterprise platform and software as a service.

Access to the enterprise platform, includes the ability for clients to access the AMG network of medical professionals, as well as, in certain cases, support and maintenance and other professional services. The typical contract term is three years. Most of the Company’s contracts are non-cancelable over the contractual term. Clients typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms.

For clients who purchase access to the enterprise platform, the Company hosts a dedicated instance of the enterprise platform, white-labeled under the client’s own name, branding, and with customized workflows and operating choices. Certain implementation services are required in order for the client to drive its intended benefit. These implementation services generally span several months and are not performed by another entity.

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

Deferred revenues consist of the unearned portion of billed fees for our enterprise platform and software as a service access fees and related services, which is subsequently recognized as revenue in accordance with our revenue recognition policy. The Company estimates the amount of revenue it expects to recognize during the twelve-month period following the financial statement date which is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. In performing the goodwill quantitative assessment we compared market capitalization adjusted for the control premium (amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company) to carrying value of our single reporting unit. A charge is reported as impairment of goodwill in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023 the Company recorded a full impairment of goodwill as the fair value of our reporting unit did not exceed our carrying value.

Stock-Based Compensation

We measure all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We generally issue stock options, restricted stock units (“RSU’s”) and performance-based market condition share awards ("PSU's") to employees. Stock options and RSUs only have service-based vesting conditions and the Company records the expense for these awards using the straight-line method. PSUs have multiple tranches each with certain market capitalization or stock price milestones and service-based vesting conditions. The Company records the expense for these awards over the estimated life of each tranche

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. The assumptions and estimates are as follows:

•
Fair Value of Class A Common Stock—Following our IPO, we rely on the closing price of our Class A common stock as reported on the date of grant to determine the fair value of our Class A common stock, as shares of our Class A common stock are traded in the public market.
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
•
Expected Volatility—As we have limited trading history for our common stock, the expected volatility was estimated by taking the average historic price volatility for industry peers, consisting of several public companies in our industry that are either similar in size, stage, or financial leverage, over a period equivalent to the expected term of the awards.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $372.0 million, $538.5 million, and $746.4 million as of December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, 2022 and 2021 the Company held no investments. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

We do not believe that an increase or decrease of 100 basis points in interest rates would have a material effect on our business, financial condition or results of operations. However, our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Interest rates have risen and may continue to rise in 2024. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

Fluctuations in the value of our money market funds caused by a change in interest rates (gains or losses on the carrying value) are recorded in other income and are realized only if we sell the underlying securities.

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of December 31, 2023 the Company has one foreign subsidiary in Israel, the functional currency of that subsidiary is the U.S. dollar. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the years ended December 31, 2022 and 2023 was not considered significant. In December 2023 the Company established a foreign subsidiary in Columbia, however there were no operations in this entity for the year ended December 31, 2023. Accordingly, we believe we do not have a material exposure to foreign currency risk. As our international operations expand, it will increase our exposure to foreign currency exchange risk in the future.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last two years. However, the U.S. economy has experienced and is continuing to experience high rates of inflation, and such inflation risk may continue in 2024. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officers and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officers and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Under the supervision and with the participation of our management, including our principal executive officers and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2023, certain of our officers and directors adopted or terminated Rule 10b5-1 trading arrangements as follows:

•
On October 30, 2023, Ido Schoenberg, our Chairman and co-Chief Executive Officer, terminated a trading arrangement that was intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The trading arrangement involved selling shares of our common stock through automatic "sell to cover" transactions in order to pay the tax liabilities arising from the vesting and settlement of restricted stock units and performance share units. The trading arrangement did not specify a maximum number of shares to be sold and was for an indefinite period of time.
•
On October 30, 2023, Roy Schoenberg, our President and co-Chief Executive Officer, terminated a trading arrangement that was intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The trading arrangement involved selling shares of our common stock through automatic “sell to cover” transactions in order to pay the tax liabilities arising from the vesting and settlement of restricted stock units and performance share units. The trading arrangement did not specify a maximum number of shares to be sold and was for an indefinite period of time.

Cancellation of PSU Awards

On February 13, 2024, each of the Company’s named executive officers (“NEOs”), other than Drs. Ido and Roy Schoenberg, agreed to the cancellation of his or her outstanding performance stock units that were granted by the Company to the NEOs in March 2022 (for all of the NEOs other than Mr. Paunovich) and in July 2022 for Mr. Paunovich and were subject to the achievement of specified market capitalization thresholds over a three-year performance period (the “2022 PSUs”). Upon the cancellation of the 2022 PSUs, each NEO is expected to receive a grant of restricted stock units (“RSUs”) under the Company’s 2020 Equity Incentive Plan as part of its 2024 long-term equity incentive compensation program (the “2024 RSUs”). The value of the 2024 RSUs to be granted to each NEO was determined by the Compensation Committee of the Board of Directors, with the assistance of its independent compensation consultant, Aon Radford, for purposes of aligning the NEO’s long-term equity incentive compensation such that it is at or above the 50th percentile of the Company’s peer group for such role. The 2024 RSUs will have terms substantially similar to RSUs granted under the Company’s historical RSU grant practices, except that the 2024 RSUs will be vested with respect to 25% of the shares of Class A common stock underlying the award on the grant date and will vest with respect to the remaining 75% of the shares in equal quarterly installments over three years from the grant date, subject in each case to the NEO’s continued employment with the Company through each applicable vesting date.

The Company believes that the cancellation of the 2022 PSUs is appropriate and in its best interests. Outstanding, issued performance-based awards are counted against the Company’s equity plan reserve based on the maximum achievement levels of the performance goals. As such, cancelling the 2022 PSUs enables the Company to reutilize its share capacity to provide meaningful incentives in order to retain key employees. This reutilization allows the Company to avoid soliciting approval to increase the shares available under its equity plan, minimizing the dilutive impact on shareholders. In addition, the Company has determined that the 2022 PSUs lacked meaningful retentive and incentive value for the NEOs. The Company believes that the 2024 RSUs will be significantly more effective retentive vehicles and will promote leadership stability for the Company and the continued commitment of the key executives who are critical to the Company’s success. The Company would like to note that the NEOs are still party to other performance-based awards with the Company and the Company anticipates issuing additional performance-based awards in future years.

The following table summarizes the number of 2022 PSUs that will be cancelled for each NEO and the grant date value of the 2024 RSUs expected to be granted to each NEO.

Named Executive Officer	Number of 2022 PSUs Cancelled (Target)	Number of 2022 PSUs Cancelled (Maximum)	Value of 2024 RSUs Granted ($)*
Phyllis Gotlib President, International	488,099	1,464,297	$2,500,000
Robert Shepardson Chief Financial Officer	488,099	1,464,297	$2,500,000
Kurt Knight Chief Operating Officer	488,099	1,464,297	$2,500,000
Vukasin (Vaughn) Paunovich Executive Vice President, Enterprise Platforms	563,266	1,689,798	$2,500,000

* The number of shares of Class A common stock underlying each RSU grant will be determined by dividing the value indicated by the 30 day volume weighted average price per share as of (and including) the grant date.

The foregoing description of the 2022 PSU cancellations and 2024 RSU grants is qualified in its entirety by reference to the full text of the award agreement governing the 2024 RSUs, a copy of which is filed as an exhibit to this Annual Report on Form 10-K and incorporated herein by reference.

Item 9C. Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3)
Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporation by Reference
		Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-248309	3.1	August 24, 2020

3.2	By-Laws	S-1	333-248309	3.2	August 24, 2020

4.1	Form of Common Stock Certificate	S-1	333-248309	4.1	August 24, 2020

4.2	Second Amended and Restated Investors’ Rights Agreement, dated October 8, 2010	S-1	333-248309	4.2	August 24, 2020

4.3	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated November 1, 2016	S-1	333-248309	4.3	August 24, 2020

4.4	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated May 29, 2018	S-1	333-248309	4.4	August 24, 2020

4.5	Amendment No. 3 to Second Amended and Restated Investors’ Rights Agreement, dated September 5, 2019	S-1	333-248309	4.5	August 24, 2020

4.6	Amendment No. 5 and Joinder to Second Amended and Restated Investors’ Rights Agreement, dated September 21, 2020	8-K	001-39515	10.1	September 22, 2020

4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39515	4.7	March 26, 2021

10.1#	Amended and Restated 2006 Employee, Director and Consultant Stock Pan, as amended	S-1	333-248309	10.1	August 24, 2020

10.2#	2020 Equity Incentive Plan	S-1	333-248309	10.5	August 24, 2020

10.3†	Master Services Agreement, dated January 1, 2023, by and among American Well Corporation and Elevance Health, Inc.	8-K	001-39515	10.1	December 1, 2022

10.4†	Statement of Work, dated as of November 28, 2022, by and between American Well Corporation and Elevance Health, Inc.	8-K	001-39515	10.2	December 1, 2022

10.5†	Provider Agreement, dated as of November 28, 2022, by and between Blue Cross of California doing business as Anthem Blue Cross and Online Care Group, P.C.	8-K	001-39515	10.3	December 1, 2022

10.6†	Provider Agreement, dated as of November 28, 2022, by and among Rocky Mountain Hospital and Medical Service, Inc., doing business as Anthem Blue Cross and Blue Shield	8-K	001-39515	10.4	December 1, 2022

and HMO Colorado, Inc. doing business as HMO Colorado, Anthem Health Plans, Inc. doing business as Anthem Blue Cross and Blue Shield, Anthem Insurance Companies, Inc. and Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. d/b/a Anthem Blue Cross and Blue Shield, Anthem Insurance Companies, Inc. doing business as Anthem Blue Cross and Blue Shield, Anthem Health Plans of Kentucky, Inc. d/b/a Anthem Blue Cross and Blue Shield, Anthem Health Plans of Maine, Inc. doing business as Anthem Blue Cross and Blue Shield, RightCHOICE Managed Care, Inc., Anthem Health Plans of New Hampshire, Inc. doing business as Anthem Blue Cross and Blue Shield and Matthew Thornton Health Plan, Inc., Rocky Mountain Hospital and Medical Service, Inc. doing business as Anthem Blue Cross and Blue Shield and HMO Colorado, Inc. doing business as HMO Nevada, Empire Health Choice HMO, Inc. (d/b/a Empire BlueCross BlueShield HMO or Empire Blue Cross HMO) and Empire Health Choice Assurance, Inc. (d/b/a Empire BlueCross BlueShield or Empire Blue Cross), Community Insurance Company doing business as Anthem Blue Cross and Blue Shield, Anthem Health Plans of Virginia, Inc. doing business as Anthem Blue Cross and Blue Shield, Blue Cross Blue Shield of Wisconsin doing business as Anthem Blue Cross and Blue Shield and Online Care Group, P.C.

10.7	Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated December 20, 2012, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.11	August 24, 2020

10.8	Amendment No. 1 to the Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated January 1, 2016, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.12	August 24, 2020

10.9	Form of Indemnification Agreement	S-1	333-248309	10.19	August 24, 2020

10.10#	Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.20	August 24, 2020

10.11#	Employment Agreement between American Well Corporation and Roy Schoenberg, dated June 18, 2020	S-1	333-248309	10.21	August 24, 2020

10.12	Amendment No 1 to the MSA Agreement, dated October 20, 2023, between Elevance Health, Inc and American Well Corporation	10-Q	001-39515	10.1	November 1, 2023

10.13#	2020 Employee Stock Purchase Plan	S-1	333-248309	10.23	August 24, 2020

10.14#	Restricted Stock Unit Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.24	August 24, 2020

10.15#	Restricted Stock Unit Agreement between American Well Corporation and Roy Schoenberg, dated June 18, 2020	S-1	333-248309	10.25	August 24, 2020

10.16#†	Business Support Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and Online Care Network P.C. and, as to certain sections, Peter Antall, M.D.	S-1	333-248309	10.26	August 24, 2020

10.17#	Amendment No. 6 to the Business Support Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and Online Care Network P.C.	S-1	333-248309	10.27	August 24, 2020

10.18#†	Business Support Subcontractor Services Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.28	August 24, 2020

10.19#	Amendment No. 4 to the Business Support Subcontractor Services Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.29	August 24, 2020

10.20#*	Notice of Restricted Stock Unit Agreement

10.21#§	Employment Agreement between American Well Corporation and Kurt Knight, dated August 26, 2020	S-1	333-248309	10.34	August 24, 2020

10.22#*	Notice of Restricted Stock Unit Agreement and PSU Forfeiture

10.23#§	Employment Agreement between American Well Corporation and Phyllis Gotlib, dated January 1, 2018	S-1	333-252047	10.29	January 12, 2021

10.24#	Employment Agreement between American Well Corporation and Vaughn Paunovich, dated May 19, 2022	10-Q	001-39515	10.1	May 3, 2023

10.25#	Employment Agreement between American Well Corporation and Robert Shepardson, dated September 15, 2021	8-K	001-39515	10.1	September 21, 2021

10.26	Addendum to Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 29, 2021	10-Q	001-39515	10.39	November 12, 2021

10.27#	Non-Employee Director Compensation Policy	10-K	001-39515	10.36	March 26, 2021

10.28#	2020 Employee Stock Purchase Plan Sub-Plan for Israeli Participants	10-K	001-39515	10.37	March 26, 2021

10.29#	Form of PSU Award Agreement 2023	10-Q	001-39515	10.2	November 1, 2023

10.30#	Sub Plan to the 2020 Equity Incentive Plan Republic of Ireland and the United Kingdom	10-K	001-39515	10.39	February 28, 2022

10.31#	American Well Corporation Non-Employee Director Compensation Policy	10-Q	001-39515	10.2	May 3, 2023

10.32#	American Well Corporation Sub Plan to the 2020 Employee Stock Purchase Plan Republic of Ireland and the United Kingdom, dated February 8, 2022	10-K	001-39515	10.41	February 28, 2022

10.33#	Form of PSU Award Agreement	10-Q	001-39515	10.1	May 10, 2022

10.34#	Amendment to the 2020 Employee Stock Purchase Plan	10-Q	001-39515	10.2	May 10, 2022

10.35#	Employment Agreement between American Well Corporation and Phyllis Gotlib, dated April 8, 2022	8-K	001-39515	10.1	August 5, 2022

10.36#	Performance Share Unit Agreement between American Well Corporation and Ido Schoenberg, dated May 11, 2022	10-Q	001-39515	10.3	August 5, 2022

10.37#	Performance Share Unit Agreement between American Well Corporation and Roy Schoenberg, dated May 11, 2022	10-Q	001-39515	10.4	August 5, 2022

10.38#	Amendment No. 1 Employment Agreement by and between Kurt Knight and American Well Corporation, dated August 26, 2020	10-Q	001-39515	10.1	November 8, 2022

10.39#	Amendment No. 1 Employment Agreement by and between Robert Shepardson and American Well Corporation, dated September 15, 2021	10-Q	001-39515	10.2	November 8, 2022

10.40#	Amendment No. 1 Employment Agreement by and between Phyllis Gotlib and American Well Corporation, dated April 8, 2022	10-Q	001-39515	10.3	November 8, 2022

10.41#	Amendment No 1 to the MSA Agreement, dated October 20, 2023 between Elevance Health, Inc. and American Well Corporation	10-Q	001-39515	10.1	November 1, 2023

10.42	Form of PSU Award Agreement 2023	10-Q	001-39515	10.2	November 1, 2023

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officers Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Policy Regarding Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

American Well Corporation

Date: February 15, 2024	By:	/s/ Ido Schoenberg, MD
Ido Schoenberg
Co-Chief Executive Officer

Date: February 15, 2024	By:	/s/ Roy Schoenberg, MD, MPH
Roy Schoenberg
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ido Schoenberg, MD	Co-Chief Executive Officer (principal executive officer)	February 15, 2024
Ido Schoenberg

/s/ Roy Schoenberg, MD, MPH	Co-Chief Executive Officer (principal executive officer)	February 15, 2024
Roy Schoenberg

/s/ Robert Shepardson	Chief Financial Officer (principal financial officer)	February 15, 2024
Robert Shepardson

/s/ Paul McNeice	Chief Accounting Officer (principal accounting officer)	February 15, 2024
Paul McNeice

/s/ Deval Patrick	Director	February 15, 2024
Deval Patrick

/s/ Stephen Schlegel	Director	February 15, 2024
Stephen Schlegel

/s/ Dr. Peter Slavin	Director	February 15, 2024
Dr. Peter Slavin

/s/ Derek Ross	Director	February 15, 2024
Derek Ross

/s/ Dr. Toby Cosgrove	Director	February 15, 2024
Toby Cosgrove

/s/ Rob Webb	Director	February 15, 2024
Rob Webb

/s/ Deborah Jackson	Director	February 15, 2024
Deborah Jackson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Well Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Well Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Platform Subscription and Visits

As described in Notes 1, 2 and 3 to the consolidated financial statements, the Company generates revenue primarily from contracts with clients who purchase subscriptions to access the Company’s enterprise software. Clients can also purchase access to the Company’s co-branded digital care practice hosted on the Company’s shared services platform. The Company also generates revenue when either the enterprise digital care platform or the shared services platform is utilized to conduct a medical visit. The Company’s revenue for platform subscription and visits was $231.8 million for the year ended December 31, 2023.

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

February 14, 2024

We have served as the Company’s auditor since 2016.

AMERICAN WELL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$372,038	$538,546
Accounts receivable ($1,626 and $2,597, from related parties and net of allowances of $2,291 and $1,884, respectively)	54,146	58,372
Inventories	6,652	8,737
Deferred contract acquisition costs	2,262	1,394
Prepaid expenses and other current assets	14,484	19,567
Total current assets	449,582	626,616
Restricted cash	795	795
Property and equipment, net	572	1,012
Goodwill	—	435,279
Intangibles assets, net	120,248	134,980
Operating lease right-of-use asset	10,453	13,509
Deferred contract acquisition costs, net of current portion	4,792	3,394
Other assets	2,083	1,972
Investment in minority owned joint venture (Note 2)	1,180	—
Total assets	$589,705	$1,217,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,864	$7,236
Accrued expenses and other current liabilities	38,988	54,258
Operating lease liability, current	3,580	3,057
Deferred revenue ($1,286 and $1,665 from related parties, respectively)	46,365	49,505
Total current liabilities	93,797	114,056
Other long-term liabilities	1,425	1,574
Operating lease liability, net of current portion	8,206	11,787
Deferred revenue, net of current portion ($0 and $10 from related parties, respectively)	6,091	6,289
Total liabilities	109,519	133,706
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2023 and as of December 31, 2022	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 255,542,545 and 244,193,727 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 27,390,397 shares issued and outstanding, respectively; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of December 31, 2023 and as of December 31, 2022	2,879	2,766
Additional paid-in capital	2,234,768	2,160,108
Accumulated other comprehensive income (loss)	(15,650)	(16,969)
Accumulated deficit	(1,757,778)	(1,082,028)
Total American Well Corporation stockholders’ equity	464,219	1,063,877
Non-controlling interest	15,967	19,974
Total stockholders’ equity	480,186	1,083,851
Total liabilities and stockholders’ equity	$589,705	$1,217,557

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue
($3,859, $4,544 and $12,045 from related parties, respectively)	$259,047	$277,190	$252,789
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	164,287	160,422	148,474
Research and development	105,827	138,487	106,594
Sales and marketing	86,460	81,628	66,154
General and administrative	126,645	146,353	94,624
Depreciation and amortization expense	31,492	26,153	16,089
Goodwill impairment	436,479	—	—
Total costs and operating expenses	951,190	553,043	431,935
Loss from operations	(692,143)	(275,853)	(179,146)
Interest income and other income (expense), net	19,422	6,123	120
Loss before benefit (expense) from income taxes and loss from equity method investment	(672,721)	(269,730)	(179,026)
(Expense) benefit from income taxes	(3,860)	(64)	5,376
Loss from equity method investment	(2,590)	(2,278)	(3,132)
Net loss	(679,171)	(272,072)	(176,782)
Net loss attributable to non-controlling interest	(4,007)	(1,643)	(448)
Net loss attributable to American Well Corporation	$(675,164)	$(270,429)	$(176,334)
Net loss per share attributable to common stockholders, basic and diluted	$(2.38)	$(0.99)	$(0.69)
Weighted-average common shares outstanding, basic and diluted	284,256,743	274,249,749	254,068,942
Net loss	$(679,171)	$(272,072)	$(176,782)
Other comprehensive income (loss), net of tax:
Unrealized loss on available-for-sale investments	—	—	(85)
Foreign currency translation	1,319	(10,616)	(6,565)
Comprehensive loss	(677,852)	(282,688)	(183,432)
Less: Comprehensive loss attributable to non-controlling interest	(4,007)	(1,643)	(448)
Comprehensive loss attributable to American Well Corporation	$(673,845)	$(281,045)	$(182,984)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Treasury	Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Stock	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of December 31, 2020	235,604,105	$2,357	$(37,568)	$1,841,405	$297	$(582,359)	$1,224,132	$22,065	$1,246,197
Exercise of common stock options	6,695,258	66	—	20,814	—	—	20,880	—	20,880
Vesting of restricted stock units	7,394,144	75	—	(75)	—	—	—	—	—
Retirement of treasury stock purchased in 2020	—	—	37,568	(15)	—	(37,553)	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2021	(798,933)	(8)	—	8	—	(15,038)	(15,038)	—	(15,038)
Issuance of stock under employee stock purchase plan	178,021	2	—	1,597	—	—	1,599	—	1,599
Issuance of common stock in acquisitions	12,798,992	128	—	143,979	—	—	144,107	—	144,107
Stock-based compensation expense	—	—	—	43,809	—	—	43,809	—	43,809
Capital contributed by selling shareholders of acquired businesses	—	—	—	2,753	—	—	2,753	—	2,753
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(85)	—	(85)	—	(85)
Currency translation adjustment	—	—	—	—	(6,565)	—	(6,565)	—	(6,565)
Net loss	—	—	—	—	—	(176,334)	(176,334)	(448)	(176,782)
Balances as of December 31, 2021	261,871,587	$2,620	$—	$2,054,275	$(6,353)	$(811,284)	$1,239,258	$21,617	$1,260,875
Exercise of common stock options	2,690,448	27	—	5,639	—	—	5,666	—	5,666
Vesting of restricted stock units	5,372,060	53	—	(53)	—	—	—	—	—
Shares withheld related to net share settlement and retired treasury stock in 2022	(85,002)	(1)	—	(44)	—	(315)	(360)	—	(360)
Issuance of stock under employee stock purchase plan	703,148	7	—	2,496	—	—	2,503	—	2,503
Issuance of common stock related to Conversa earn-out settlement	1,020,964	10	—	4,288	—	—	4,298	—	4,298
Issuance of common stock related to SilverCloud earn-out settlement	4,959,856	50	—	12,895	—	—	12,945	—	12,945
Issuance of stock related to SilverCloud bonus escrow	606,618	—	—	—	—	—	—	—	—
Receipt of Section 16(b) disgorgement	—	—	—	295	—	—	295	—	295
Stock-based compensation expense	—	—	—	69,144	—	—	69,144	—	69,144
Capital contributed by selling shareholders of acquired businesses	—	—	—	11,173	—	—	11,173	—	11,173
Currency translation adjustment	—	—	—	—	(10,616)	—	(10,616)	—	(10,616)
Net loss	—	—	—	—	—	(270,429)	(270,429)	(1,643)	(272,072)
Balances as of December 31, 2022	277,139,679	$2,766	$—	$2,160,108	$(16,969)	$(1,082,028)	$1,063,877	$19,974	$1,083,851
Exercise of common stock options	286,599	3	—	566	—	—	569	—	569
Vesting of restricted stock units	10,102,894	101	—	(101)	—	—	—	—	—
Shares repurchased and retired	(264,987)	(3)	—	3	—	(586)	(586)	—	(586)
Issuance of stock under employee stock purchase plan	1,224,312	12	—	2,152	—	—	2,164	—	2,164
Stock-based compensation expense	—	—	—	72,040	—	—	72,040	—	72,040
Currency translation adjustment	—	—	—	—	1,319	—	1,319	—	1,319
Net loss	—	—	—	—	—	(675,164)	(675,164)	(4,007)	(679,171)
Balances as of December 31, 2023	288,488,497	$2,879	$—	$2,234,768	$(15,650)	$(1,757,778)	$464,219	$15,967	$480,186

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(679,171)	$(272,072)	$(176,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	436,479	—	—
Depreciation and amortization expense	31,512	26,167	16,089
Provisions for credit losses	1,057	806	714
Amortization of deferred contract acquisition costs	2,261	1,684	1,971
Amortization of deferred contract fulfillment costs	432	620	737
Noncash compensation costs incurred by selling shareholders	—	11,139	2,753
Accretion of discounts on debt securities	(10,010)	—	—
Interest on debt securities	10,010	—	—
Stock-based compensation expense	72,246	67,675	43,809
Loss on equity method investment	2,590	2,278	3,132
Deferred income taxes	(242)	(2,524)	(6,245)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,248	(8,140)	(512)
Inventories	2,085	(1,207)	1,598
Deferred contract acquisition costs	(4,499)	(2,771)	(2,235)
Prepaid expenses and other current assets	4,694	(161)	(5,775)
Other assets	(76)	(235)	117
Accounts payable	(2,361)	(4,780)	5,546
Accrued expenses and other current liabilities	(15,139)	8,962	(380)
Other long-term liabilities	—	(25)	(16,705)
Deferred revenue	(3,459)	(19,739)	(9,369)
Net cash used in operating activities	(148,343)	(192,323)	(141,537)
Cash flows from investing activities:
Purchases of property and equipment	(192)	(292)	(559)
Capitalized software development costs	(15,056)	(10,155)	—
Investment in less than majority owned joint venture	(3,920)	(1,960)	(2,548)
Purchases of investments	(389,990)	(499,223)	—
Proceeds from sales and maturities of investments	389,990	500,000	100,000
Acquisitions of business, net of cash acquired	—	—	(156,526)
Net cash used in investing activities	(19,168)	(11,630)	(59,633)
Cash flows from financing activities:
Proceeds from exercise of common stock options	569	5,740	20,806
Proceeds from employee stock purchase plan	2,164	2,503	1,599
Payments for the purchase of treasury stock	(586)	(360)	(15,038)
Proceeds from Section 16(b) disgorgement	—	295	—
Payment of contingent consideration	—	(11,790)	—
Payment of deferred offering costs	—	—	(1,613)
Net cash provided by (used in) financing activities	2,147	(3,612)	5,754
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(1,144)	(305)	(84)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(166,508)	(207,870)	(195,500)
Cash, cash equivalents, and restricted cash at beginning of period	539,341	747,211	942,711
Cash, cash equivalents, and restricted cash at end of period	$372,833	$539,341	$747,211
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	372,038	538,546	746,416
Restricted cash	795	795	795
Total cash, cash equivalents, and restricted cash at end of period	$372,833	$539,341	$747,211
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$5,003	$1,723	$1,587
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in acquisitions	$—	$—	$144,107
Issuance of common stock in settlement of earnout	$—	$17,243	$—
Receivable related to exercise of common stock options	$—	$—	$74

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. Organization and Description of Business

Description of Business

American Well Corporation (the “Company”) was incorporated under the laws of the State of Delaware in June 2006. The Company is headquartered in Boston, Massachusetts. The Company is a leading enterprise platform and software company that enables the digital distribution and delivery of care for healthcare’s key stakeholders. The Company’s scalable technology is deployed at the enterprise level of clients, embeds into existing offerings and workflows, spans the continuum of care and enables the delivery of this care across a wide variety of clinical, retail, school and home settings.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2023, the Company has primarily funded its operations with proceeds from the initial public offering, the sales of convertible preferred stock and revenue from clients who purchase access to the enterprise platform and software as a service. On September 21, 2020 the Company closed on the initial public offering raising $822,267 in gross proceeds. On September 21, 2020 the Company closed on a private placement with Google raising $100,000 in gross proceeds. Since inception, the Company has incurred recurring losses. As of December 31, 2023, the Company had an accumulated deficit of $1,757,778. The Company expects to continue to generate operating losses for the foreseeable future.

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

Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in interest income and other income (expense), net in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2023, 2022 and 2021 the Company’s gains (losses) from foreign currency remeasurement and settlement were $(11), $(377) and $445.

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

As of December 31, 2023 one client accounted for 40% of outstanding accounts receivable and as of December 31, 2022 two client each accounted for 18% of outstanding accounts receivable. For the years ended December 31, 2023, 2022 and 2021, sales to one client (which was a related party during the 2021 period) represented 24%, 23% and 25% of the Company’s total revenue, respectively.

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2023 and 2022, the Company maintained letters of credit totaling $795 and $795, respectively, for the benefit of the landlord of its leased property and performance surety bonds. The Company has classified $795 and $795 as non-current on its consolidated balance sheet as of December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, there were no investments that had been in a continuous loss position for more than 12 months.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. A charge is reported as impairment of goodwill in the consolidated statements of operations and comprehensive loss. In the year ended December 31, 2023 there was a full impairment of the goodwill balance. For details associated with the Company's goodwill impairment, see Note 11 - Goodwill and Intangible Assets.

Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Finite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives. Intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. During the year ended December 31, 2023 the Company concluded there was a triggering event and a recoverability test for intangible assets was performed. No impairment was identified as result of the recoverability test. For details associated with the Company's impairment recovery test, see Note 11 - Goodwill and Intangible Assets.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. To date, the Company has not recorded any impairment losses on long-lived assets. No impairments were identified during the years ended December 31, 2023 and 2022.

Investment in Minority Owned Joint Venture

The Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via digital care. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LsLC. Therefore, the Company accounts for its investment in CCAW, JV LLC using the equity method of accounting. The joint venture is considered a variable interest entity under ASC 810-10, but the Company is not the primary beneficiary as it does not have the power to direct the activities of the joint venture that most significantly impact its performance. The Company’s evaluation of ability to impact performance is based on Cleveland Clinic’s managing directors and Cleveland Clinic’s ability to appoint and remove the chairperson who has the ability to cast the tie breaking vote on the most significant activities.

During the year ended December 31, 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. During the years ended December 31, 2023, 2022 and 2021 the Company made a capital contribution of $3,920, $1,960 and $2,548 related to a portion of the phase one capital commitment. For the years ended December 31, 2023, 2022 and 2021, the Company recognized a loss of $2,590, $2,278 and $3,132 as its proportionate share of the joint ventures results of operations, respectively. Accordingly, the carrying value of the equity method investment as of December 31, 2023 and 2022 was $1,180 and $(150), respectively. As the share of losses exceeds the carrying amount of the investment, the carrying amount as of December 31, 2022 it is included in the balance of accrued expenses and other current liabilities on the consolidated balance sheet.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statement of operations and comprehensive loss. For the years ended December 31, 2023, 2022 and 2021, the Company’s advertising expenses were $5,508, $6,607 and $5,604, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Internal-Use Software

The Company evaluates development costs incurred to develop functionality in connection with its internal-use software for capitalization. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Capitalized internal-use software costs are included in intangible assets on the consolidated balance sheet for the years ended December 31, 2023 and 2022. There were no impairment charges related to capitalized software development costs during 2023. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three to five years.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but contractually does not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021.

Revenue Recognition

Platform subscription

The Company generates revenue primarily from contracts with clients who purchase subscriptions to access the Company’s enterprise platform and software as a service which includes access to the Company’s affiliated medical group.

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

For clients who purchase access to the enterprise platform and software as a service (the “Amwell Platform”), the Company hosts a dedicated instance of the Amwell Platform, white-labeled under the client’s own name, branding, and with customized workflows and operating choices. The implementation services for the Amwell Platform are not distinct within the context of the contract because the Company’s promise to perform the implementation services are not separately identifiable from the access to the Amwell Platform. The implementation services, which customize the client’s Amwell Platform, are integral to the client’s ability to derive its intended benefit from the Amwell Platform. The development and implementation services generally span several months and cannot be performed by another entity. Therefore, access to the Amwell Platform and the implementation services are bundled together and represent a single performance obligation. The fixed consideration related to the single performance obligation is generally recognized on a straight-line basis over the contract term beginning on the date access to the Amwell Platform is provided. The Company uses a time-elapsed method to measure progress because the Company transfers control evenly over the contractual period.

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

Clients may be billed prior to the related goods or services being transferred to the client. In determining the transaction price, the Company adjusts the promised amount of consideration for a significant financing component if the timing of payments agreed to by the parties in the contract provide the client a significant benefit of financing. The Company has applied the practical expedient and recognizes the promised amount of consideration without adjusting for the effects of a significant financing component if the Company expects, at contract inception, that the period between the transfer of goods or services to the client when the client pays for that good or service will be one year or less. As of December 31, 2023, the effect of the financing component is not significant and does not materially change the amount of revenue that would be recognized under a contract.

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

In addition to the fixed consideration received from the Amwell Platform and Amwell Practice, the Company can also receive variable consideration based on the number of members serviced (that is, a stated fee per member per month). The Company allocates the per member per month variable consideration to the month that the fee is earned, correlating with the amount of services it is providing, which is consistent with the allocation objective of the series guidance. Revenue recognized from the per member per month variable consideration does not represent a significant portion of total revenue for the years ended December 31, 2023, 2022 and 2021.

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

Other

Other revenue primarily represents professional services associated with the Amwell Platform. After implementation of the Amwell Platform has been completed, some clients purchase other professional services, which are designed to help clients enhance their ability to use the Amwell Platform. For the majority of arrangements, the Company prices these professional services on a time and material basis, has standalone selling price for these services, and recognizes revenue as services are performed. Other revenue also includes sale of hardware products, such as the Company’s digital care carts and kiosks. Revenue from the sale of hardware products to clients is recognized upon the transfer of control, which occurs upon shipment of the product.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which includes amendments to improve reportable segment disclosures. For public entities that are Securities and Exchange Commission filers, ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes amendments to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public entities that are Securities and Exchange Commission filers, ASU 2003-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

3. Revenue and Deferred Revenue

Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended December 31,
	2023	2022	2021
Platform subscription	$112,361	$120,919	$108,254
Visits	119,485	124,350	116,617
Other	27,201	31,921	27,918
Total Revenue	$259,047	$277,190	$252,789

Contract Balances

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. Unbilled receivables as of December 31, 2023 and December 31, 2022 is $5,500 and $3,566, respectively, and has been included within accounts receivable on the consolidated balance sheet.

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2023, 2022 and 2021, the

Company recognized revenue of $40,595, $56,595, and $56,473, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

The Company receives payments from clients based upon contractual billing schedules. The Company typically invoices its clients annually in advance for their annual software access fee. The Company records accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically net 30 days.

Deferred Revenue

Significant changes in the Company’s deferred revenue balance for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Total deferred revenue, beginning of the period	$55,794	$75,896	$74,800
Additions	124,091	106,330	123,717
Recognized	(127,429)	(126,432)	(122,621)
Total deferred revenue, end of the period	$52,456	$55,794	$75,896
Current deferred revenue	46,365	49,505	68,841
Non-current deferred revenue	6,091	6,289	7,055
Total	$52,456	$55,794	$75,896

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2023 and 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $217,736 and $166,855, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years. As it pertains to the December 31, 2023 amount, the Company expects to recognize 49% of the transaction price in the year ending December 31, 2024 in its consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PCs after elimination of intercompany transactions were $33,842 and $1,803, respectively, as of December 31, 2023 and $31,189 and $1,648, respectively as of December 31, 2022.

Total revenue included on the consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $72,349, $74,389 and $72,125 for the years ended December 31, 2023, 2022 and 2021, respectively. Net loss included on the consolidated statements of operations and comprehensive was not material for the years ended December 31, 2023, 2022 and 2021.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $4,007, $1,643 and $448 for the years ended December 31, 2023, 2022 and 2021, respectively. The carrying value of the non-controlling interest was $15,967, $19,974 and $21,617 as of December 31, 2023, 2022 and 2021.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$299,300	$—	$—	$299,300
Total financial assets:	$299,300	$—	$—	$299,300

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Money market funds	$445,856	$—	$—	$445,856
Total financial assets:	$445,856	$—	$—	$445,856

As of December 31, 2023 and 2022, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

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

	Year Ended December 31,
	2023	2022
Beginning Balance as of January 1	$—	$16,450
Accretion of contingent consideration	—	793
Earned amount issued to shareholders in Class A Common Stock	—	(17,243)
Ending Balance	$—	$—

7. Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
	2023	2022	2021
Allowance for credit losses, beginning of the period	$1,884	$1,809	$1,556
Provisions	1,034	803	714
Write-offs	(627)	(728)	(461)
Allowance for credit losses, end of the period	$2,291	$1,884	$1,809

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

The following are the identifiable intangible assets acquired in the Acquisitions and their respective weighted average useful lives, as determined based on initial valuations. The estimated fair value of the Technology and Tradename was determined using a relief from royalty method and the estimated fair value of the Customer relationships was determined using the excess earnings method:

	SilverCloud	Weighted Average Life (Years)	Conversa Health	Weighted Average Life (Years)
Technology	$34,996	5.0	$20,400	5.0
Tradename	10,800	7.0	4,200	5.0
Customer relationships	32,350	10.0	10,100	10.0
Total	$78,146		$34,700

9. Deferred Contract Acquisition and Contract Fulfillment Costs

The following table represents a rollforward of the Company’s deferred contract acquisition costs:

	December 31,
	2023	2022
Beginning balance as of January 1	$4,788	$3,725
Additions to deferred contract acquisition costs	4,511	2,768
Amortization of deferred contract acquisition costs	(2,266)	(1,683)
Currency translation adjustments	21	(22)
Ending balance	$7,054	$4,788
Deferred contract acquisition costs, current	$2,262	$1,394
Deferred contract acquisition costs, noncurrent	4,792	3,394
Total	$7,054	$4,788

Amortization expense related to deferred contract acquisition costs for the years ended December 31, 2023, 2022 and 2021 was $2,266, $1,683 and $1,971, respectively.

The following table represents a rollforward of the Company’s deferred contract fulfillment costs:

	December 31,
	2023	2022
Beginning balance as of January 1	$1,281	$1,390
Additions to deferred contract fulfillment costs	52	511
Amortization of deferred contract fulfillment costs	(432)	(620)
Ending balance	$901	$1,281
Deferred contract fulfillment costs, current	$309	$620
Deferred contract fulfillment costs, noncurrent	592	661
Total	$901	$1,281

Amortization expense related to deferred contract fulfillment costs for the years ended December 31, 2023, 2022 and 2021 was $432, $620 and $737, respectively.

10. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2023	2022
Furniture and fixtures	$232	$231
Computer and office equipment	7,322	7,216
Computer software	5,125	5,041
Leasehold improvements	692	692
	13,371	13,180
Less: Accumulated depreciation and amortization	(12,799)	(12,168)
Property and equipment, net	$572	$1,012

Depreciation and amortization expense related to property and equipment was $631, $1,515 and $2,160 for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2022 the Company disposed of fully depreciated assets with a gross value of $1,139.

11. Goodwill and Intangible Assets

Goodwill consisted of the following as of:

	December 31,
	2023	2022
Beginning Balance as of January 1	$435,279	$442,761
Purchase accounting adjustment	—	(522)
Goodwill Impairment	(436,479)	—
Currency translation adjustments	1,200	(6,960)

Ending Balance	$—	$435,279

In the third quarter of 2023, the Company experienced a triggering event, due to sustained decreases in the Company's publicly quoted share price and market capitalization, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles. As such, the Company assessed the definite-lived intangible assets or other long-lived assets for impairment by performing an undiscounted cash flow analysis to establish fair value. The significant estimates used in fair value methodology, which are based on Level 3 inputs, include the Company's expectations for future operations and projected cash flows, including revenue, gross margin and operating expenses. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets, as they passed the recoverability test. No triggering events were identified in the fourth quarter of 2023.

The Company also identified indicators of goodwill impairment for the single reporting unit which required an interim goodwill impairment assessment in each of the three quarters. In performing the quantitative assessment of goodwill, our reporting unit’s carrying amount exceeded its fair value. The Company estimated the reporting unit's fair value based on its market capitalization and a related control premium of 30% (amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company). The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. As a result of the interim quantitative impairment assessments, the Company recorded $436,479 non-deductible, of non-cash goodwill impairment charges for the year ended December 31, 2023. The goodwill balance as of December 31, 2023 is $0.

Identified intangible assets consisted of the following as of:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2023
Customer relationships	$80,558	$(33,109)	47,449	6.5
Contractor relationships	535	(329)	206	5.0
Trade name	14,303	(5,389)	8,914	4.1
Technology	90,204	(45,482)	44,722	3.3
Internally developed software	25,210	(6,253)	18,957	2.4
	$210,810	$(90,562)	$120,248

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2022
Customer relationships	$80,168	$(24,919)	$55,249	7.4
Contractor relationships	535	(288)	247	6.0
Trade name	14,012	(3,050)	10,962	5.0
Technology	89,262	(30,895)	58,367	4.2
Internally developed software	10,155	—	10,155	3.0
	$194,132	$(59,152)	$134,980

The Company capitalized $15,056 of costs during the year ended December 31, 2023, related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related technology. Amortization expense related to intangible assets for the years ended December 31, 2023, 2022 and 2021 was $30,861, $24,638 and $13,929, respectively.

Estimated future amortization expense of the identified intangible assets as of December 31, 2023, is as follows:

2024	$33,007
2025	$32,991
2026	$22,459
2027	$11,603
2028	$9,112
Thereafter	11,076
120,248

12. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2023	2022
Employee compensation and benefits	$15,573	$26,192
Professional services	3,838	10,190
Provider services	7,437	8,096
Other	12,140	9,780
Total	$38,988	$54,258

13. Stockholders’ Equity

Undesignated Preferred Stock

In connection with our IPO in September 2020, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by our board of directors. No shares of preferred stock were issued or outstanding as of December 31, 2023 and December 31, 2022.

Common Stock

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

Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend right of the preferred stockholders. No dividends have been declared through December 31, 2023.

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

In the year ended December 31, 2023 no shares of Class B common stock were converted to Class A common stock. As of December 31, 2023 the par value of the Class A, Class B and Class C shares was $2,548, $275 and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	255,542,545	255,542,545
Class B	100,000,000	27,390,397	27,390,397
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	288,488,497	288,488,497

As of December 31, 2023 and 2022, the Company had reserved 74,506,099 and 68,617,245 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant, respectively.

Stock Plans and Stock Options

The Company maintains the 2006 Employee, Director and Consultant Stock Plan as amended and restated (the “2006 Plan”) and 2020 Equity Incentive Plan (the “2020 Plan” together, the “Plans”) under which it has granted incentive stock options, non-qualified stock options, and restricted stock units to employees, officers, and directors of the Company. In connection with the adoption of the 2020 Plan, the then-remaining shares of common stock reserved for grant or issuance under the 2006 Plan became available for issuance under the 2020 Plan, and no further grants will be made under the 2006 Plan. The 2020 Plan is administered by the board of directors with respect to awards to non-employee directors and by the compensation committee, with respect to other participants, are collectively, referred to as the plan administrator. The exercise prices, vesting and other restrictions are determined at the discretion of the plan administrator. Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. Stock options granted under the Plan typically vest over four years and expire ten years after the grant date. The Company had 8,454,180 shares available for grant as of December 31, 2023.

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	11,039,551	$5.23	5.5	$996
Granted	—	$—
Forfeited	(757,743)	$5.44
Expired	(6,160)	$1.77
Exercised	(286,599)	$1.99
Outstanding as of December 31, 2023	9,989,049	$5.09	4.6	$—
Vested and expected to vest as of December 31, 2023	9,978,545	$5.09	4.6	$—
Options exercisable as of December 31, 2023	9,906,925	$5.08	4.6	$—

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021, was $206, $5,167 and $106,407, respectively. The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

There were no options granted during the years ended December 31, 2023, 2022 and2021.

The Company received cash proceeds from the exercise of common stock options of $569, $5,740 and $20,806 during the years ended December 31, 2023, 2022 and 2021, respectively.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit activity for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	19,316,459	$10.78
Granted	15,980,943	2.47
Vested	(8,956,584)	7.16
Forfeited	(3,917,923)	4.22
Unvested as of December 31, 2023	22,422,895	$7.45

The total grant date fair value of RSU’s granted for the years ended December 31, 2023, 2022 and 2021 was $39,419, $63,987 and $152,550, respectively. The aggregate intrinsic value of restricted stock units vested for the years ended December 31, 2023, 2022 and 2021 was $18,773, $22,218 and $90,726, respectively.

Restricted Stock Units with a Market Condition

In the year ended December 31, 2023 the Company granted performance-based market condition share awards to certain members of the Company’s management team (excluding the co-CEOs), which entitle these employees with the right to receive shares of common stock upon achievement of certain stock price milestones measured over a rolling thirty day trading-period, subject to the satisfaction of the applicable service vesting conditions. These performance-based market condition share awards consist of three tranches with three separate specified award values that become payable upon the achievement of certain stock price milestones, which can result in a vesting range of up to 2,654,598 shares. These performance-based market condition share awards have a performance period of three years.

As of December 31, 2023, 1,146,310 of the performance-based market condition share awards granted in the prior year have satisfied both the applicable market capitalization milestones and the service vesting conditions. None of the performance-based market condition share awards granted in 2023 have vested.

The total grant-date fair value of performance-based market condition share awards granted during the year ended December 31, 2023 and 2022 was $5,805 and $63,157, respectively. No performance-based market condition share awards were granted during the year ended December 31, 2021.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2023	25,602,405	$2.30
Granted	2,654,598	2.19
Vested	(1,146,310)	2.12
Cancelled/Forfeited	(394,387)	2.41
Unvested as of December 31, 2023	26,716,306	$2.29

The weighted average estimated fair value of the performance-based market condition share awards granted during the year ended December 31, 2023 and December 31, 2022 was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

	Years Ended December 31,
	2023	2022	2021
Risk-free rate	4.61%	2.34%	N/A
Term to end of performance period (yrs)	3 years	3 years	N/A
Weighted average valuation date stock price	$2.76	$3.50	N/A
Expected volatility	70%	75%	N/A
Expected dividend yield	0%	0%	N/A

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

During the years ended December 31, 2023, 2022 and 2021 the Company issued 1,224,312, 703,148 and 178,021 shares under the ESPP. As of December 31, 2023 6,923,669 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2023	2022	2021
Cost of revenues	$1,681	$1,605	$1,655
Research and development	10,348	10,236	7,613
Selling and marketing	8,613	7,182	7,666
General and administrative	51,398	50,121	26,875
Total	$72,040	$69,144	$43,809

As of December 31, 2023, total unrecognized compensation cost related to the unvested common stock-based awards was $65,125, which is expected to be recognized over a weighted-average period of 2.2 years.

14. Commitments and Contingencies

Leases

The Company’s primary lease represents the lease for its corporate headquarters in Boston, Massachusetts. The Company modified the corporate headquarter lease during the third quarter of 2021. Rent expense for the year ended December 31, 2023 was $4,292. The carrying value of the Company’s right-of-use assets are substantially concentrated in real estate as the Company primarily leases office space. The Company’s policy is not to record leases with an original lease term of one year or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company does not have any lease contracts with the option to purchase as of December 31, 2023.

	Years Ended December 31,
	2023	2022	2021
The components of lease cost under ASC 842 were as follows:
Operating lease cost	$3,495	$3,694	$5,617
Short-term lease cost	—	—	—
Variable lease cost	—	—	—
Total lease cost	$3,495	$3,694	$5,617

	Years Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,527	$2,672	$6,352
Non-cash lease activity:
Right-of-use lease assets obtained in exchange for new operating lease liability:
Operating leases	$0	$851	$15,506

	As of December 31,
	2023	2022
Supplemental balance sheet information related to leases is as follows:
Operating leases
Operating lease right-of-use assets	$10,453	$13,509
Total operating right-of-use lease assets	$10,453	$13,509
Operating lease liabilities, current	3,580	3,057
Operating lease liabilities, net of current portion	8,206	11,787
Total operating lease liabilities	$11,786	$14,844
Weighted-average remaining lease term (in years)	3.2 years	4.1 years
Weighted-average discount rate	1.2%	1.3%

As of December 31, 2023, minimum future lease payments for these operating leases were as follows:

Years ending December 31,
2024	$3,698
2025	3,766
2026	3,649
2027	893
2028	—
Thereafter	—
Total lease payments	$12,006
Less imputed interest	(220)
Total present value of lease liabilities	$11,786

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through December 31, 2023, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. On June 30, 2022, the claim was dismissed pursuant to a confidential settlement between the parties. As of December 31, 2023 and 2022, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

15. Income Taxes

During the years ended December 31, 2023, 2022 and 2021 the Company recorded an income tax (expense) benefit of $(3,860), $(64) and $5,376, respectively. The December 31, 2023 income tax provision is primarily due to foreign income taxes in Israel. The December 31, 2022 income tax provision is primarily due to foreign income taxes in Israel partially offset by losses in Ireland. The December 31, 2021 income tax benefit is primarily due to a partial release of valuation allowance in the U.S. resulting from the deferred tax liabilities established as part of the Acquisitions consummated during the year (see Note 8).

For the years ended December 31, 2023, 2022 and 2021, the Company’s loss before income taxes is primarily generated in the United States as the pre-tax loss from the Company’s foreign subsidiaries is not significant.

The components of our current and deferred portions of the provision for income taxes are presented in the table below:

	Years Ended December 31,
	2023	2022	2021
Current income tax (provision) benefit:
Federal	$(237)	$—	$—
State	(167)	(22)	(41)
Foreign	(3,614)	(3,256)	(828)
Total Current	$(4,018)	$(3,278)	$(869)
Deferred income tax (provision) benefit:
Federal	$—	$—	$5,730
State	—	—	(1)
Foreign	158	3,214	516
Total Deferred	$158	$3,214	$6,245
Total (provision) benefit for income taxes	$(3,860)	$(64)	$5,376

The following reconciles the differences between income taxes computed at the federal statutory rate and the provision for income taxes:

	Years Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.1	3.7	4.5
Valuation allowance	(7.1)	(18.5)	(24.5)
Stock-based compensation	(1.3)	(5.1)	1.9
Permanent differences	(14.0)	(0.7)	—
Other	(0.3)	(0.4)	0.1
Effective income tax rate	(0.6)%	—%	3.0%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$229,264	$201,495
Research and development credit carryforwards	1,660	1,603
Deferred revenue	2,687	3,395
Deferred compensation	5,687	7,590
Leasing obligation	3,087	3,932
Capitalized research expense	43,476	27,147
Other	2,415	1,224
Total deferred tax assets	288,276	246,386
Total valuation allowance	263,001	214,776
Total net deferred tax assets	25,275	31,610
Joint venture investment basis difference	(1,054)	(1,321)
Intangibles	(20,879)	(26,672)
Right-of-use assets	(2,738)	(3,578)
Other	(1,902)	(1,499)
Total deferred tax assets (liabilities)	(26,573)	(33,070)
Net deferred tax liabilities	$(1,298)	$(1,460)

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred in the U.S. since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net domestic deferred tax assets as of December 31, 2023, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023, 2022 and 2021 related primarily to the increase in net operating loss carryforwards in 2023, 2022 and 2021 and were as follows:

	Years Ended December 31,
	2023	2022	2021
Valuation allowance as of beginning of the year	$214,776	$164,391	$118,795
Increases recorded to income tax provision	48,225	50,403	51,348
Decreases recorded as a benefit to income tax provision	—	(18)	(5,752)
Valuation allowance as of end of year	$263,001	$214,776	$164,391

As of December 31, 2023, the Company has federal net operating loss carryforwards of approximately $865,981, which begin to expire in 2026. The Company’s federal net operating losses generated for the years ended after December 31, 2017, which amounted to a total of $636,756, can be carried forward indefinitely. The Company has tax effected state net operating losses of approximately $41,847, which began to expire in 2024. In addition, the Company has federal and state research and development tax credit carryforwards of $1,602 and $58, which begin to expire in 2027 and 2035, respectively.

Utilization of the Company's net operating loss ("NOL") carryforwards and research and development ("R&D") credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("Section 382") as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, could result in a change of control as defined by Section 382. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2021 would limit or otherwise restrict its ability to utilize its NOL and R&D credit carryforwards. As a result of this analysis, it was determined that $1,680 federal and $6,391 state net operating loss carryforwards generated through December 31, 2021 will expire unused. However, changes in ownership occurring after December 31, 2021, could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

The Company does not have unrecognized tax benefits related to uncertain tax positions. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception. The tax years 2006 through 2023 remain open to examination by major taxing jurisdictions to which the Company is subject, which is primarily in the United States (U.S.), as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service (IRS) or state tax authorities if they have or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress by the IRS or any other jurisdictions for any tax years.

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

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of December 31, 2023 and 2022, the Company held short-term deferred revenue of $43 and $355, respectively from contracts with this client. As of December 31, 2023 and 2022, amounts due from Cleveland Clinic were $24 and $995.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $2,283, $2,803 and $1,301, respectively, from contracts with this client.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a less than majority owned interest in. During the year ended December 31, 2020 the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the years ended December 31, 2023 and 2022 the Company made a capital contributed of $3,920 and $1,960, related to a portion of the phase one capital commitment.

During the year ended December 31, 2023, 2022 and 2021, the Company recognized revenue of $1,576, $1,741 and $1,841 from contracts with this client. As of December 31, 2023 and 2022, the Company held short and long term deferred revenue of $1,243 and $1,320 from contracts with this client. As of December 31, 2023 and 2022 amounts due from CCAW, JV LLC were $1,602 and $1,602, respectively.

17. Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company contributed a total of $3,639, $3,363 and $2,698 to the plan for the years ended December 31, 2023, 2022 and 2021, respectively.

18. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(679,171)	$(272,072)	$(176,782)
Net loss attributable to non-controlling interest	(4,007)	(1,643)	(448)
Net loss attributable to American Well Corporation	$(675,164)	$(270,429)	$(176,334)
Denominator:
Weighted-average common shares outstanding, basic and diluted	284,256,743	274,249,749	254,068,942
Net loss per share attributable to common stockholders, basic and diluted	$(2.38)	$(0.99)	$(0.69)

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

	Years Ended December 31,
	2023	2022	2021
Unvested restricted stock units	22,422,895	16,178,486	7,472,787
Unvested performance market-based stock units	26,716,306	25,602,405	—
Options to purchase shares of common stock	9,989,049	11,039,551	15,893,755
	59,128,250	52,820,442	23,366,542