Form 10-K/A
period 2023-12-31
American Well Corp
filed 2024-03-01
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Auditor Firm Id: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Boston, Massachusetts, United States

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the Annual Report on Form 10-K of American Well Corporation for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission on February 15, 2024 (the “Original Filing”), is being filed to correct a typographical error in the Original Filing to reflect the correct signing date of the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP.

This Amendment No. 1 is being filed solely to correct the date within the Report of Independent Registered Public Accounting Firm. This Amendment No. 1 includes: Item 8 of Part II, “Financial Statements and Supplementary Data” and Item 9A, in its entirety and without change from the Original Filing other than the correction of the signing date of the Report of Independent Registered Public Accounting Firm.

In addition, pursuant to the rules of the SEC, the exhibit list included herewith reflects currently-dated certifications from the Company’s co-Chief Executive Officers and Chief Financial Officer, which are filed as exhibits to this Amendment No. 1.

Except for the foregoing amended information, this Amendment No. 1 does not amend or update any other information contained in the Original Filing, or reflect any events that have occurred after the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

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

1

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

2

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
Consolidated Financial Statements. For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K/A, incorporated into this Item by reference.
(2)
Consolidated Financial Statement Schedules. Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Well Corporation

Date: March 1, 2024	By:	/s/ Ido Schoenberg, MD
Ido Schoenberg
Co-Chief Executive Officer

Date: March 1, 2024	By:	/s/ Roy Schoenberg, MD, MPH
Roy Schoenberg
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ido Schoenberg, MD	Co-Chief Executive Officer (principal executive officer)	March 1, 2024
Ido Schoenberg

/s/ Roy Schoenberg, MD, MPH	Co-Chief Executive Officer (principal executive officer)	March 1, 2024
Roy Schoenberg

/s/ Robert Shepardson	Chief Financial Officer (principal financial officer)	March 1, 2024
Robert Shepardson

/s/ Paul McNeice	Chief Accounting Officer (principal accounting officer)	March 1, 2024
Paul McNeice

4

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Well Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Well Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

February 15, 2024

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