Form 10-Q
period 2024-03-31
American Well Corp
filed 2024-05-01
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 19, 2024, the number of shares of the registrant’s Class A common stock outstanding was 263,517,164, the number of shares of the registrant’s Class B common stock outstanding was 27,390,397 and the number of shares of the registrant’s Class C common stock outstanding was 5,555,555.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$308,599	$372,038
Accounts receivable ($1,627 and $1,626, from related parties and net of allowances of $3,092 and $2,291, respectively)	80,709	54,146
Inventories	6,578	6,652
Deferred contract acquisition costs	2,301	2,262
Prepaid expenses and other current assets	16,010	14,484
Total current assets	414,197	449,582
Restricted cash	795	795
Property and equipment, net	552	572
Intangible assets, net	114,338	120,248
Operating lease right-of-use asset	9,632	10,453
Deferred contract acquisition costs, net of current portion	5,107	4,792
Other assets	1,793	2,083
Investment in minority owned joint venture (Note 2)	1,969	1,180
Total assets	$548,383	$589,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,710	$4,864
Accrued expenses and other current liabilities	39,035	38,988
Operating lease liability, current	3,602	3,580
Deferred revenue ($852 and $1,286 from related parties, respectively)	59,079	46,365
Total current liabilities	108,426	93,797
Other long-term liabilities	1,412	1,425
Operating lease liability, net of current portion	7,292	8,206
Deferred revenue, net of current portion	7,895	6,091
Total liabilities	125,025	109,519
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2024 and as of December 31, 2023	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 263,158,793 and 255,542,545 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 27,390,397 shares issued and outstanding; 200,000,000 Class C shares authorized 5,555,555 issued and outstanding as of March 31, 2024 and as of December 31, 2023	2,956	2,879
Additional paid-in capital	2,251,875	2,234,768
Accumulated other comprehensive income	(16,213)	(15,650)
Accumulated deficit	(1,829,883)	(1,757,778)
Total American Well Corporation stockholders’ equity	408,735	464,219
Non-controlling interest	14,623	15,967
Total stockholders’ equity	423,358	480,186
Total liabilities and stockholders’ equity	$548,383	$589,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
($872 and $988 from related parties, respectively)	$59,522	$64,001
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	41,153	38,752
Research and development	26,680	25,923
Sales and marketing	25,726	22,726
General and administrative	32,757	36,370
Depreciation and amortization expense	8,238	7,243
Goodwill impairment	—	330,309
Total costs and operating expenses	134,554	461,323
Loss from operations	(75,032)	(397,322)
Interest income and other income (expense), net	3,784	940
Loss before expense from income taxes and loss from equity method investment	(71,248)	(396,382)
Expense from income taxes	(1,275)	(1,475)
Loss from equity method investment	(926)	(652)
Net loss	(73,449)	(398,509)
Net loss attributable to non-controlling interest	(1,344)	(821)
Net loss attributable to American Well Corporation	$(72,105)	$(397,688)
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(1.42)
Weighted-average common shares outstanding, basic and diluted	291,833,853	279,966,645
Net loss	$(73,449)	$(398,509)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale investments	—	4,319
Foreign currency translation	(563)	2,062
Comprehensive loss	(74,012)	(392,128)
Less: Comprehensive loss attributable to non-controlling interest	(1,344)	(821)
Comprehensive loss attributable to American Well Corporation	$(72,668)	$(391,307)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2023	277,139,679	$2,766	$2,160,108	$(16,969)	$(1,082,028)	$1,063,877	$19,974	$1,083,851
Exercise of common stock options	128,572	1	288	—	—	289	—	289
Vesting of restricted stock units, including units with a market condition	2,927,471	29	(29)	—	—	—	—	—
Shares repurchased and retired	(316)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	513,339	5	1,263	—	—	1,268	—	1,268
Stock-based compensation expense	—	—	20,997	—	—	20,997	—	20,997
Currency translation adjustment	—	—	—	2,062	—	2,062	—	2,062
Unrealized gains (losses) on available-for-sale securities, net of tax	—	—	—	4,319	—	4,319	—	4,319
Net loss	—	—	—	—	(397,688)	(397,688)	(821)	(398,509)
Balances as of March 31, 2023	280,708,745	2,801	2,182,627	(10,588)	(1,479,717)	695,123	19,153	714,276

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2024	288,488,497	$2,879	$2,234,768	$(15,650)	$(1,757,778)	$464,219	$15,967	$480,186
Vesting of restricted stock units	6,542,751	66	(66)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	1,073,497	11	945	—	—	956	—	956
Stock-based compensation expense	—	—	16,228	—	—	16,228	—	16,228
Currency translation adjustment	—	—	—	(563)	—	(563)	—	(563)
Net loss	—	—	—	—	(72,105)	(72,105)	(1,344)	(73,449)
Balances as of March 31, 2024	296,104,745	2,956	2,251,875	(16,213)	(1,829,883)	408,735	14,623	423,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(73,449)	$(398,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	-	330,309
Depreciation and amortization expense	8,236	7,242
Provisions for credit losses	883	199
Amortization of deferred contract acquisition costs	585	476
Amortization of deferred contract fulfillment costs	85	107
Stock-based compensation expense	16,238	21,008
Loss on equity method investment	926	652
Deferred income taxes	(5)	(13)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(27,506)	2,340
Inventories	74	299
Deferred contract acquisition costs	(947)	(793)
Prepaid expenses and other current assets	(1,611)	4,198
Other assets	262	(210)
Accounts payable	1,851	(247)
Accrued expenses and other current liabilities	33	(14,159)
Deferred revenue	14,589	17,953
Net cash used in operating activities	(59,756)	(29,148)
Cash flows from investing activities:
Purchases of property and equipment	(75)	(18)
Capitalized software development costs	(2,818)	(6,751)
Investment in less than majority owned joint venture	(1,715)	(980)
Purchases of investments	—	(389,990)
Net cash used in investing activities	(4,608)	(397,739)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	289
Proceeds from employee stock purchase plan	956	1,268
Payments for the purchase of treasury stock	—	(1)
Net cash provided by financing activities	956	1,556
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(31)	(328)
Net decrease in cash, cash equivalents, and restricted cash	(63,439)	(425,659)
Cash, cash equivalents, and restricted cash at beginning of period	372,833	539,341
Cash, cash equivalents, and restricted cash at end of period	$309,394	$113,682
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	308,599	112,887
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$309,394	$113,682
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$630	$458

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

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2023, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three months ended March 31, 2024 are not necessarily indicative of results for the full 2024 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $33,565 and $1,944, respectively, as of March 31, 2024 and $33,842 and $1,803, respectively as of December 31, 2023.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $17,580 and $19,746 for the three months ended March 31, 2024 and 2023, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended March 31, 2024 and 2023.

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

In 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. During the three months ended March 31, 2023, the Company made a capital contribution of $980, related to a portion of the phase one capital commitment. There was a $1,715 contribution made in the three months ended March 31, 2024.

For the three months ended March 31, 2024 and 2023, the Company recognized a loss of $926 and $652 as its proportionate share of the joint venture’s results of operations, respectively. Accordingly, the carrying value of the equity method investment as of March 31, 2024 and December 31, 2023 was $1,969 and $1,180, respectively.

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable. As of March 31, 2024, two clients accounted for 41% and 13% of outstanding accounts receivable, and as of December 31, 2023, one client accounted for 40% of outstanding accounts receivable.

During the three months ended March 31, 2024 and 2023, sales to one client represented 29% and 25% of the Company’s total revenue, respectively.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. A charge is reported as impairment of goodwill in the consolidated statements of operations and comprehensive loss. In the three months ended March 31, 2023 there was a partial impairment of the goodwill balance. The full goodwill balance was written off as of September 30, 2023.

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

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not identify a triggering event in the three months ended March 31, 2024. To date, the Company has not recorded any impairment losses on long-lived assets. No impairments were identified during the three months ended March 31, 2024 and 2023.

Recently Issued Accounting Pronouncements and Disclosure Rules

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

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will apply to the Company's fiscal year beginning January 1, 2026. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2024	2023
Platform subscription	$24,855	$28,695
Visits	31,078	32,537
Other	3,589	2,769
Total Revenue	$59,522	$64,001

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

Changes in the allowance for credit losses were as follows:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Allowance for credit losses, beginning of the period	$2,291	$1,884
Provisions	882	1,034
Write-offs	(81)	(627)
Allowance for credit losses, end of the period	$3,092	$2,291

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. The amount of unbilled accounts receivable included within accounts receivable on the consolidated balance sheet was $4,550 and $5,500 as of March 31, 2024 and December 31, 2023, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $15,947 and $16,198, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2024 and year ended December 31, 2023 were as follows:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Total deferred revenue, beginning of the period	$52,456	$55,794
Additions	41,763	124,091
Recognized	(27,245)	(127,429)

Total deferred revenue, end of the period	$66,974	$52,456

Current deferred revenue	59,079	46,365
Non-current deferred revenue	7,895	6,091

Total	$66,974	$52,456

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2024 and December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $227,672 and $217,736, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the March 31, 2024 amount, the Company expects to recognize 52% of the transaction price in the 12 month period ended March 31, 2025, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

4. National Telehealth Network

In 2012, the Company and an affiliate of Elevance Health Inc. formed National Telehealth Network LLC ("NTN") to expand the availability and adoption of telemedicine. The Company did not have a controlling financial interest in NTN, but it had the ability to exercise significant influence over the operating and financial policies of NTN. Therefore, the Company accounted for its investment in NTN using the equity method of accounting through December 31, 2015.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $1,344 and $821 for the three months ended March 31, 2024 and 2023, respectively.

The carrying value of the non-controlling interest was $14,623 and $15,967 as of March 31, 2024 and December 31, 2023, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$242,707	$—	$—	$242,707
Total financial assets:	$242,707	$—	$—	$242,707

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$299,300	$—	$—	$299,300
Total financial assets:	$299,300	$—	$—	$299,300

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the three months ended March 31, 2024, there were no transfers between fair value measurement levels.

6. Intangible Assets

Identified intangible assets consisted of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
March 31, 2024
Customer relationships	$80,483	$(35,116)	45,367	6.3
Contractor relationships	535	(340)	195	4.8
Tradename	14,079	(5,875)	8,204	3.9
Technology	89,478	(48,682)	40,796	3.1
Internally developed software	28,029	(8,253)	19,776	2.7
	$212,604	$(98,266)	$114,338

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2023
Customer relationships	$80,558	$(33,109)	47,449	6.5
Contractor relationships	535	(329)	206	5.0
Trade name	14,303	(5,389)	8,914	4.1
Technology	90,204	(45,482)	44,722	3.3
Internally developed software	25,210	(6,253)	18,957	2.4
	$210,810	$(90,562)	$120,248

The Company capitalized $2,818 in the three months ended March 31, 2024, related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. Amortization expense related to intangible assets for the three months ended March 31, 2024 and 2023 was $8,144 and $6,932, respectively. Estimated future amortization expense of the identified intangible assets as of March 31, 2024, is as follows:

2024	$24,577
2025	33,370
2026	22,887
2027	12,127
2028	9,647
Thereafter	11,730
$114,338

7. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Employee compensation and benefits	$14,801	$15,573
Professional services	7,208	3,838
Provider services	7,007	7,437
Other	10,019	12,140
Total	$39,035	$38,988

8. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of March 31, 2024 and December 31, 2023.

Common Stock

In the three months ended March 31, 2024, no shares of Class B common stock were converted to Class A common stock. As of March 31, 2024, the par value of the Class A, Class B and Class C shares was $2,625, $275, and $56, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	263,158,793	263,158,793
Class B	100,000,000	27,390,397	27,390,397
Class C	200,000,000	5,555,555	5,555,555
	1,300,000,000	296,104,745	296,104,745

As of March 31, 2024 and December 31, 2023, the Company had reserved 83,295,920 and 74,506,099 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

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

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	9,989,049	$5.09	4.6	$—
Granted	—	$—
Forfeited	(170,819)	$5.67
Expired	—	$—
Exercised	—	$—
Outstanding as of March 31, 2024	9,818,230	$5.08	4.4	$—
Vested and expected to vest as of December 31, 2023	9,978,545	$5.09	4.6	$—
Vested and expected to vest as of March 31, 2024	9,810,553	$5.08	4.4	$—
Options exercisable as of December 31, 2023	9,906,925	$5.08	4.6	$—
Options exercisable as of March 31, 2024	9,807,262	$5.08	4.4	$—

No options were granted in the three months ended March 31, 2024 and 2023.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	22,422,895	$7.45
Granted	23,681,803	1.28
Vested	(6,542,751)	2.59
Forfeited	(1,865,789)	3.84
Unvested as of March 31, 2024	37,696,158	$4.60

The total grant date fair value of RSU’s granted for the three months ended March 31, 2024 was $30,313. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the three months ended March 31, 2024 and 2023 was $7,508 and $7,693, respectively.

Restricted Stock Units with a Market Condition

Activity for the restricted stock units with a market condition is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	26,716,306	$2.29
Granted	—	—
Vested	—	—
Cancelled/Forfeited	(8,686,061)	2.75
Unvested as of March 31, 2024	18,030,245	$2.07

The total grant-date fair value of performance-based market condition share awards granted during the three months ended March 31, 2023 was $5,805. There were no performance-based market condition share awards granted during the three months ended March 31, 2024. In the three months ended March 31, 2024 the Company cancelled 8,446,479 restricted stock units with a market condition that were not expected to vest. The Company subsequently issued 11,909,306 restricted stock units to the individuals who had held the canceled awards. The cancelation and subsequent issuance was treated as a modification.

The weighted average estimated fair value of the performance-based market condition share awards granted during the three months ended March 31, 2023 was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free rate	N/A	4.61%
Term to end of performance period (yrs)	N/A	3 years
Valuation date stock price	N/A	$2.76
Expected volatility	N/A	70%
Expected dividend yield	N/A	0%

2020 Employee Stock Purchase Plan

During the three months ended March 31, 2023, the Company issued 513,339 shares under the ESPP. During the three months ended March 31, 2024, the Company issued 1,073,497 shares under the ESPP. As of March 31, 2024, 7,831,816 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$397	$398
Research and development	2,009	2,801
Selling and marketing	1,778	1,986
General and administrative	12,044	15,812
Total	$16,228	$20,997

As of March 31, 2024, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $70,652, which is expected to be recognized over a weighted-average period of 2.4 years.

9. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through March 31, 2024 and December 31, 2023, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of March 31, 2024 and December 31, 2023, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

10. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three months ended March 31, 2024, the Company recognized an income tax expense of $1,275, primarily due to federal, state and foreign income tax expense. During the three months ended March 31, 2023, the Company recorded income tax expense of $1,475, primarily due to state and foreign income taxes.

11. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of March 31, 2024 and December 31, 2023, the Company held current deferred revenue of $1 and $43, respectively from contracts with this client. As of March 31, 2024 and December 31, 2023, amounts due from Cleveland Clinic were $17 and $24, respectively.

During the three months ended March 31, 2024 and 2023, the Company recognized revenue of $470 and $599, respectively, from contracts with this client.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the three months ended March 31, 2024 the Company made capital contributions of $1,715 related to a portion of the phase one capital commitment.

During the three months ended March 31, 2024 and 2023 the Company recognized revenue of $402 and $389 from contracts with this client, respectively.

As of March 31, 2024 and December 31, 2023, the Company held current deferred revenue of $851 and $1,243, respectively, from contracts with this client. As of March 31, 2024 there were $1,611 amounts due from CCAW, JV LLC and as of December 31, 2023, $1,602 was due from CCAW, JV LLC.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(73,449)	$(398,509)
Net loss attributable to non-controlling interest	(1,344)	(821)
Net loss attributable to American Well Corporation	$(72,105)	$(397,688)
Denominator:
Weighted-average common shares outstanding —basic and diluted	291,833,853	279,966,645
Net loss per share attributable to common stockholders—basic and diluted	$(0.25)	$(1.42)

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

	Three Months Ended March 31,
	2024	2023
Unvested restricted stock units	37,696,158	24,623,215
Unvested performance market-based stock units	18,030,245	28,110,693
Options to purchase shares of common stock	9,818,230	10,737,659
	65,544,633	63,471,567

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
•
the election by the Defense Health Agency to deploy our solution across their entire enterprise; the continuation of the DHA relationship beyond July of 2025 with comparable financial terms; and
•
the ability of our Class A common stock to remain listed on the New York Stock Exchange.

The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K filed with the SEC on February 15, 2024 (as amended by Amendment No. 1 to our Form 10-K filed with the SEC on March 1, 2024), (the “Form 10-K”).

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

Founded in 2006, Amwell pioneered virtual healthcare. Today, Amwell extends digital care beyond telehealth, enabling care across in-person, virtual and automated modalities and providing an open, scalable platform that can flex and grow alongside our clients. We deliver technology, services, programs and connected devices that facilitate new models of care, strategic partnerships, consistent execution and better outcomes. Together with our clients and innovation partners, we forge a new hybrid model of care delivery that adapts as needs evolve and makes care more accessible for all.

As of December 31, 2023, we powered the digital care programs of more than 50 health plans, which collectively represent more than 100 million covered lives, as well as approximately 115 of the nation’s largest health systems. Since inception, we have powered approximately 28.9 million virtual care visits for our clients, including approximately 1.7 million in the three months ended March 31, 2024.

The ConvergeTM Platform

The Converge platform is the latest version of our enterprise platform software and is our go-forward strategy to digitally enable a unified, scalable healthcare experience across all care settings. It has been designed from the ground up with the holistic understanding that the future of care of any one person inevitably will blend a mix of in-person, virtual and automated experiences. Designed to be future-ready, reliable, flexible, scalable, secure and fully integrated with other healthcare software systems, the Converge platform offers state-of-the-art data architecture and video capabilities, flexibility and scalability, as well as a user experience focused on the needs of patients, members and providers.

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

The development of the Converge platform represented a re-platforming by the Company to provide our customer base with an improved and more robust solution. This re-platforming has been an ongoing effort that resulted in increased research and development costs during the peak development period in 2022 and the first half of 2023, and we expect to see a return to normal levels of research and development spend in the coming quarters. The first quarter of 2024 includes expenses that represent an investment in our government sector customers and to development of the government product that we believe will drive revenue growth in the coming years. We expect to continue these investments during the majority of 2024 before experiencing another reduction in our ongoing research and development expense run rate.

Re-platforming can impact timing of revenue as we manage on-boarding and customer churn. During the three months ended March 31, 2024, 68% of our visits were provided on the Converge platform, which was an increase from 52% in the fourth quarter of 2023. As of March 31, 2024, we have a thumbs-up rating by patients and providers of over 90%. A major strategic focus for us in 2024 is the delivery to our government business as well as our existing commercial clients. In addition, we are focused on the transformational steps necessary to reaccelerate growth during this period of transition. We also continue to focus on the migration of our remaining health plan and health system clients onto the Converge platform.

Our Business Model

We sell our enterprise platform and software as a service solutions on a subscription basis, which with our modular platform architecture allows our clients to introduce innovative digital care use cases over time, expanding our subscription revenue opportunity. To support the enterprise platform and software as a service, we offer professional services on a fee-for-service basis, a range of patient and provider CarepointTM devices and software that support hospital and home use cases and access to Amwell Medical Group® ("AMG"), our affiliated medical group that provides clinical services on a fee-for-service basis. The combination of the enterprise platform, professional services and Carepoint devices allows our clients to deploy digital care solutions across their full enterprise, deepening their relationships with existing and new patients and members through improved care access and coordination, cost and quality. Our contracts are typically three years in length but may be longer for our largest strategic client partners.

Total subscription fees received were $24.9 million and $28.7 million for the three months ended March 31, 2024 and 2023, respectively.

Health Systems

For health systems, our enterprise platform enables provider-to-provider virtual care for use cases ranging from stroke and acute psychiatry evaluations to virtual nursing and e-sitting. Our suite of Carepoint devices can enhance in-person care, whether the clients want to turn existing equipment such as televisions or iPads into digital access points or use Amwell Carepoint carts and peripherals. Our enterprise platform also helps extend care outside the care setting by enabling both on-demand and scheduled provider-to-patient care for a range of use cases. This includes, but is not limited to, urgent care, primary care, behavioral health, chronic disease management, and specialty follow-up care. To augment in-person and virtual care, our automated care programs and digital mental health services help clinicians and health plans engage patients, members, and consumers before, after, or in-between visits to improve care plan adherence and prevent costly escalations.

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

Our health plan clients also purchase clinical services that leverage our AMG network. These visit consultations are charged on a fee-for-service basis and range in price based on the type of consultation and the specialty of the provider.

Government Healthcare Services

We offer new tailored healthcare solutions for government clients that provide efficient and accessible care options to meet the diverse needs of government healthcare systems, personnel and their families.

The Converge platform enables government healthcare providers to extend care beyond traditional settings, reaching personnel wherever they are stationed. With both on-demand and scheduled care options, we support a wide range of healthcare needs, including urgent care, primary care, behavioral health, chronic disease management, and specialty consultations.

Visits

Amwell’s clinical affiliate AMG has built a network of providers who are registered and credentialed to deliver care on our enterprise software. This clinical network is designed and operated in a way that allows us to meet the aggregate visit demand requirements of our health plan and health system clients, spanning a broad mix of specialties, including Family Medicine, Lactation, Nutrition, Psychiatry, Therapy and Women's Health.

AMG earns fee-for-service revenue for each episode of care delivered on our enterprise software by its providers with fees varying by physician specialty or clinical program. These clinical fees vary significantly per consultation or case based on the specialty and may require an additional module subscription, as in the case of telepsychiatry.

Fees received from AMG-related visits were $31.1 million and $32.5 million for the three months ended March 31, 2024 and 2023, respectively.

Services & Carepoint Devices

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

Fees received from the provision of services and Carepoint devices were $3.6 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively.

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

Digital Care Utilization

Digital and hybrid care utilization is a key driver of our business. A client’s overall utilization of its digital care platform provides an important measure of the value they derive and drives our business in three important ways. First, to the extent a client succeeds with its digital care program and sees good usage, they are more likely to renew and potentially expand their contract with us. Second, our health systems agreements typically include a certain number of visits conducted by their own providers annually and provide that as certain volume thresholds are exceeded, its annual license fees will rise to reflect this growing value. Third, to the extent that clients utilize provider services from AMG, Amwell derives revenue from clinical fees. We expect that our future revenues will be driven by the growing adoption of digital and hybrid care and our ability to maintain and grow market share within that market.

We continue to experience strong adoption and usage of our enterprise software and products. In the three months ended March 31, 2024, our clients completed a total of 1.7 million visits using our enterprise software, while in the three months ended March 31, 2023 1.7 million visits were completed. AMG providers accounted for 24% and 25% of total visits performed using our enterprise software during the three months ended March 31, 2024 and 2023, respectively.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Client Providers
March 31, 2024	1,665,000	76%
December 31, 2023	1,650,000	73%
September 30, 2023	1,445,000	76%
June 30, 2023	1,485,000	76%
March 31, 2023	1,710,000	75%
December 31, 2022	1,715,000	71%

Regulatory Environment

Our operations are subject to comprehensive United States federal, state and local regulations as well as international regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. During the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of digital care services. For example, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to digital care services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. Most Medicare reimbursement flexibilities have been extended through December 31, 2024, including a waiver for geographic site restrictions (patient may be located at home), the expansion of eligible provider types, and coverage for audio-only consults.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) goodwill impairment, (v) stock-based compensation expense, (vi) severance and strategic transformation costs and (vii) capitalized software costs.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(73,449)	$(398,509)
Add:
Depreciation and amortization	8,238	$7,243
Interest income and other income (expense), net	(3,784)	(940)
Expense from income taxes	1,275	1,475
Goodwill impairment	—	330,309
Stock-based compensation	16,228	20,997
Severance and strategic transformation costs(1)	8,659	1,575
Capitalized software costs	(2,818)	(6,751)
Adjusted EBITDA	$(45,651)	$(44,601)

(1)
Severance and strategic transformation costs include expenses associated with the termination of employees and expenses that focus on transforming the strategy of the Company’s sales and growth organization as well as our overall cost structure during the three months ended March 31, 2024 and 2023.

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

Components of Statement of Operations

Revenue

The Company has demonstrated the strength of our revenue as a direct result of the continued acceptance of digital care, our penetration of the market, and the successful launch of new or expanded products that enable broadened applications for care delivered virtually. Revenue performance is reflective of the strong foundation that has been built, focused around health plans, health systems, and our provider network.

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

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. In prior years, we accelerated the expansion of our enterprise platform volume capacity and the development of additional functionality through new programs and modules. While we have recognized an increase in the research and development expense throughout the prior years, the corresponding future revenue growth is expected to result in lower expenses as a percentage of revenue. This increased spend represents an investment in a more scalable and economically beneficial solution that will properly position the Company to benefit in the long term. We believe the increased spend from the prior years to be temporary. We have made additional investment in the current year mainly for our work in the government space, which we believe will provide an opportunity for revenue growth from both existing and new customers in the coming years. We expect this investment in government space to continue for the majority of 2024 before we realize another decrease in research and development expense run rate.

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

We have made strategic investments in the development of our sales and marketing department focused on internal process improvement and external go to market strategy during the quarter ended March 31, 2024. The expense associated with this investment was accelerated into this quarter which we believe better positions the Company to deliver on our strategic plan. We expect our sales and marketing expense to decrease as a percentage of our total revenue in future periods. Our sales and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising and marketing expenses.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three months ended March 31, 2024 and 2023 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change	%
Revenue	$59,522	$64,001	$(4,479)	-7%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	41,153	38,752	2,401	6%
Research and development	26,680	25,923	757	3%
Sales and marketing	25,726	22,726	3,000	13%
General and administrative	32,757	36,370	(3,613)	(10)%
Depreciation and amortization expense	8,238	7,243	995	14%
Goodwill impairment	—	330,309	(330,309)	(N/A
Total costs and operating expenses	134,554	461,323	(326,769)	(71)%
Loss from operations	(75,032)	(397,322)	322,290	(81)%
Interest income and other income (expense), net	3,784	940	2,844	303%
Loss before expense from income taxes and loss from equity method investment	(71,248)	(396,382)	325,134	(82)%
Expense from income taxes	(1,275)	(1,475)	200	(14)%
Loss from equity method investment	(926)	(652)	(274)	42%
Net loss	(73,449)	(398,509)	325,060	(82)%
Net loss attributable to non-controlling interest	(1,344)	(821)	(523)	64%
Net loss attributable to American Well Corporation	$(72,105)	$(397,688)	$325,583	(82)%

Revenue

For the three months ended March 31, 2024, subscription revenue declined $3.8 million due to customer churn during re-platforming, partially offset by growth in our existing strategic clients. Visit revenue decreased $1.3 million due to a decline in visit volume and lower utilization in specialty care. Other revenue increased by $0.8 million primarily related to an increase in professional service revenue with one of our strategic customers.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended March 31, 2024, the increase in cost of revenue was primarily driven by an increase in employee-related costs of $1.3 million due to an increase in headcount and an increase of $1.2 million related to third party costs, partially due to incentives being fully utilized in the prior year. The decrease in gross margin is a result of a decline in subscription revenue combined with higher costs of revenue.

Research and Development Expenses

For the three months ended March 31, 2024, even though there was a decrease of $2.3 million in consulting spend (as the peak development of the Converge platform is complete) and a decrease in employee-related costs of $1.0 million (due to headcount reduction and reduced stock compensation expense) the capitalization of internal resources used in development of platform offerings also decreased by $3.9 million causing an overall increase in research and development expense of $0.8 million.

Sales and Marketing Expenses

For the three months ended March 31, 2024, the increase in sales and marketing expense primarily consisted of $2.9 million in non-recurring consulting costs related to the acceleration of planned costs related to organizational strategy initiatives.

General and Administrative Expenses

For the three months ended March 31, 2024, the decrease in general and administrative expense was driven by a decrease related to employee-related costs of $3.8 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three months ended March 31, 2024. Amortization expense increased by $1.2 million for the three months ended March 31, 2024. The increase in amortization was related to the amortization of the internally developed software intangible assets.

Interest Income and Other (Expense) Income, net

For the three months ended March 31, 2024 and 2023, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax expense was $1.3 million for the three months ended March 31, 2024, compared to income tax expense of $1.5 million for the three months ended March 31, 2023.

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

During the three months ended March 31, 2024 and 2023, the Company recognized a loss of $0.9 million and $0.7 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(59,756)	$(29,148)
Net cash used in investing activities	(4,608)	(397,739)
Net cash provided by financing activities	956	1,556
Total	$(63,408)	$(425,331)

Sources of Financing

Our principal sources of liquidity were cash and cash equivalents totaling $308.6 million and $372.0 million as of March 31, 2024 and December 31, 2023, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash and cash equivalents are comprised of money market funds.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $75.0 million and a net loss of $73.4 million for the three months ended March 31, 2024 and had an accumulated deficit of $1,829.9 million as of March 31, 2024.

The Company has no debt as of March 31, 2024 or December 31, 2023 and expects to generate operating losses in future years.

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

Three months ended March 31, 2024, vs. three months ended March 31, 2023

Cash Used in Operating Activities

Cash used in operating activities was $59.8 million for the three months ended March 31, 2024. The primary driver of this use of cash was our net loss of $73.4 million. The net loss was partially offset by non-cash expenses of $26.9 million (primarily stock-based compensation of $16.2 million and depreciation and amortization of $8.2 million). The net loss was reflective of the investments made back into the Company (from a technology and infrastructure perspective), partially offset by the overall growth of our business including expansion of business with existing clients.

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

Cash Used in Investing Activities

Cash used in investing activities was $4.6 million for the three months ended March 31, 2024. Cash used in investing activities consisted of $2.8 million in capitalized software development costs and $1.7 million investment in the less than majority owned joint venture.

Cash used in investing activities was $397.7 million for the three months ended March 31, 2023. Cash used in investing activities consisted of purchases of short-term investments of $390.0 million, $6.8 million in capitalized software development costs and $1.0 million investment in the less than majority owned joint venture.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024, was $1.0 million. Cash provided by financing activities consisted of $1.0 million of proceeds from the employee stock purchase plan.

Cash provided by financing activities for the three months ended March 31, 2023, was $1.6 million. Cash provided by financing activities consisted of $1.6 million of proceeds from the exercise of employee stock options and the employee stock purchase plan.

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

Contractual Obligations and Commitments

As of March 31, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment evolves. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2023 Form 10-K.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $308.6 million, and $372.0 million as of March 31, 2024 and December 31, 2023, respectively. These amounts were primarily invested in money markets. The Company held no investments as of March 31, 2024 and December 31, 2023.The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of March 31, 2024 and December 31, 2023, the Company has one foreign subsidiary in Israel, the functional currency of that subsidiary is the New Israeli Shekel. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the three months ended March 31, 2024 and 2023 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as disclosed below, there have been no material changes to the risk factors previously disclosed in our Form 10-K. For a discussion of potential risks and uncertainties related to our Company see the information in our Form 10-K in the section entitled “Risk Factors.”

We may not be able to maintain the listing of our Class A common stock on the NYSE.

On April 2, 2024, we received a notice from the NYSE that we were not in compliance with the continued listing minimum price criteria set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. We have proposed a reverse stock split for stockholder approval at our upcoming annual general meeting in an effort to cure this deficiency. However, there can no assurance that we will be able to cure this deficiency within the period provided by the NYSE or that we will be able to maintain compliance with other continued listing standards. If we are not able to regain compliance with the NYSE’s continued listing standards, our Class A common stock will be delisted from the NYSE, which would have an adverse effect on our stock price, our ability to raise capital through the sale of our Class A common stock, the liquidity of our Class A common stock, investors’ ability to obtain quotations for our Class A common stock and investors’ ability to trade our Class A common stock.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Special Note Regarding Forward-Looking Statements” section in Part I, Item 2, of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended March 31, 2024.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, none of our officers and directors adopted or terminated any Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

10.1#*	Non-Employee Director Compensation Policy

31.1*	Chief Executive Officers Certifications

31.2*	Chief Financial Officer Certification

32.1*	CEO Certification of Quarterly Report

32.2*	CFO Certifications of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	May 1, 2024	By:	/s/ Ido Schoenberg, MD
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ Roy Schoenberg, MD, MPH
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2024	By:	/s/ Robert Shepardson
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2024	By:	/s/ Paul McNeice
Chief Accounting Officer
(Principal Accounting Officer)