Form 10-Q
period 2024-09-30
American Well Corp
filed 2024-10-30
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 18, 2024, the number of shares of the registrant’s Class A common stock outstanding was 13,672,534, the number of shares of the registrant’s Class B common stock outstanding was 1,369,518 and the number of shares of the registrant’s Class C common stock outstanding was 277,777.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$244,647	$372,038
Accounts receivable ($749 and $1,626, from related parties and net of allowances of $1,056 and $2,291, respectively)	89,264	54,146
Inventories	4,761	6,652
Deferred contract acquisition costs	2,391	2,262
Prepaid expenses and other current assets	15,814	14,484
Total current assets	356,877	449,582
Restricted cash	795	795
Property and equipment, net	424	572
Intangible assets, net	108,875	120,248
Operating lease right-of-use asset	8,012	10,453
Deferred contract acquisition costs, net of current portion	5,198	4,792
Other assets	2,312	2,083
Investment in minority owned joint venture (Note 2)	493	1,180
Total assets	$482,986	$589,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,150	$4,864
Accrued expenses and other current liabilities	47,908	38,988
Operating lease liability, current	3,658	3,580
Deferred revenue ($61 and $1,286 from related parties, respectively)	62,457	46,365
Total current liabilities	122,173	93,797
Other long-term liabilities	1,500	1,425
Operating lease liability, net of current portion	5,440	8,206
Deferred revenue, net of current portion	3,823	6,091
Total liabilities	132,936	109,519
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2024 and as of December 31, 2023	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 13,640,114 and 12,776,608 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 1,369,518 shares issued and outstanding; 200,000,000 Class C shares authorized 277,777 issued and outstanding as of September 30, 2024 and as of December 31, 2023	153	145
Additional paid-in capital	2,275,543	2,237,502
Accumulated other comprehensive income	(15,765)	(15,650)
Accumulated deficit	(1,923,268)	(1,757,778)
Total American Well Corporation stockholders’ equity	336,663	464,219
Non-controlling interest	13,387	15,967
Total stockholders’ equity	350,050	480,186
Total liabilities and stockholders’ equity	$482,986	$589,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
($742, $1,044, $2,442 and $3,015 from related parties, respectively)	$61,046	$61,922	$183,358	$188,370
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	38,352	40,457	118,799	117,453
Research and development	19,797	27,715	67,283	79,480
Sales and marketing	16,771	20,379	60,883	64,659
General and administrative	25,183	29,571	86,404	102,260
Depreciation and amortization expense	8,313	8,266	24,767	23,227
Goodwill impairment	—	78,894	—	436,479
Total costs and operating expenses	108,416	205,282	358,136	823,558
Loss from operations	(47,370)	(143,360)	(174,778)	(635,188)
Interest income and other income (expense), net	3,882	7,978	$10,334	11,250
Loss before expense from income taxes and loss from equity method investment	(43,488)	(135,382)	(164,444)	(623,938)
Benefit (Expense) from income taxes	149	(1,122)	$(1,223)	(3,313)
Loss from equity method investment	(702)	(600)	$(2,402)	(1,877)
Net loss	(44,041)	(137,104)	(168,069)	(629,128)
Net loss attributable to non-controlling interest	(577)	(690)	$(2,580)	(2,551)
Net loss attributable to American Well Corporation	$(43,464)	$(136,414)	$(165,489)	$(626,577)
Net loss per share attributable to common stockholders, basic and diluted	$(2.87)	$(9.54)	$(11.13)	$(44.28)
Weighted-average common shares outstanding, basic and diluted	15,135,421	14,294,690	14,864,967	14,149,576
Net loss	$(44,041)	$(137,104)	$(168,069)	$(629,128)
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on available-for-sale investments	—	(3,190)	—	3,062
Foreign currency translation	5,196	(1,493)	(115)	355
Comprehensive loss	(38,845)	(141,787)	(168,184)	(625,711)
Less: Comprehensive loss attributable to non-controlling interest	(577)	(690)	(2,580)	(2,551)
Comprehensive loss attributable to American Well Corporation	$(38,268)	$(141,097)	$(165,604)	$(623,160)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2023	13,856,791	$139	$2,162,735	$(16,969)	$(1,082,028)	$1,063,877	$19,974	$1,083,851
Exercise of common stock options	6,429	—	289	—	—	289	—	289
Vesting of restricted stock units, including units with a market condition	146,259	1	(1)	—	—	—	—	—
Shares repurchased and retired	(15)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	25,667	—	1,268	—	—	1,268	—	1,268
Stock-based compensation expense	—	—	20,997	—	—	20,997	—	20,997
Currency translation adjustment	—	—	—	2,062	—	2,062	—	2,062
Unrealized gains on available-for- sale securities, net of tax	—	—	—	4,319	—	4,319	—	4,319
Net loss	—	—	—	—	(397,688)	(397,688)	(821)	(398,509)
Balances as of March 31, 2023	14,035,131	140	2,185,288	(10,588)	(1,479,717)	695,123	19,153	714,276
Exercise of common stock options	7,900	—	280	—	—	280	—	280
Vesting of restricted stock units, including units with a market condition	171,009	2	(2)	—	—	—	—	—
Shares repurchased and retired	(13,233)	—	—	—	(585)	(585)	—	(585)
Stock-based compensation expense	—	—	21,513	—	—	21,513	—	21,513
Currency translation adjustment	—	—	—	(214)	—	(214)	—	(214)
Unrealized gains on available-for- sale securities, net of tax	—	—	—	1,933	—	1,933	—	1,933
Net loss	—	—	—	—	(92,475)	(92,475)	(1,040)	(93,515)
Balances as of June 30, 2023	14,200,807	142	2,207,079	(8,869)	(1,572,777)	625,575	18,113	643,688
Vesting of restricted stock units, including units with a market condition	112,474	1	(1)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	35,549	1	895	—	—	896	—	896
Stock-based compensation expense	—	—	16,899	—	—	16,899	—	16,899
Currency translation adjustment	—	—	—	(1,493)	—	(1,493)	—	(1,493)
Unrealized gains on available-for- sale securities, net of tax	—	—	—	(3,190)	—	(3,190)	—	(3,190)
Net loss	—	—	—	—	(136,414)	(136,414)	(690)	(137,104)
Balances as of September 30, 2023	14,348,830	$144	$2,224,872	$(13,552)	$(1,709,191)	$502,273	$17,423	$519,696

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2024	14,423,903	$145	$2,237,502	$(15,650)	$(1,757,778)	$464,219	$15,967	$480,186
Vesting of restricted stock units	326,743	3	(3)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	53,675	1	955	—	—	956	—	956
Stock-based compensation expense	—	—	16,228	—	—	16,228	—	16,228
Currency translation adjustment	—	—	—	(563)	—	(563)	—	(563)
Net loss	—	—	—	—	(72,105)	(72,105)	(1,344)	(73,449)
Balances as of March 31, 2024	14,804,321	149	2,254,682	(16,213)	(1,829,883)	408,735	14,623	423,358
Vesting of restricted stock units	151,734	2	(2)	—	—	—	—	—
Shares repurchased and retired	(2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,838	—	—	9,838	—	9,838
Currency translation adjustment	—	—	—	(4,748)	—	(4,748)	—	(4,748)
Net loss	—	—	—	—	(49,920)	(49,920)	(659)	(50,579)
Balances as of June 30, 2024	14,956,053	151	2,264,518	(20,961)	(1,879,803)	363,905	13,964	377,869
Vesting of restricted stock units	269,658	2	(2)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	61,852	—	428	—	—	428	—	428
Shares repurchased and retired	(154)	—	—	—	(1)	(1)	—	(1)
Stock-based compensation expense	—	—	10,599	—	—	10,599	—	10,599
Currency translation adjustment	—	—	—	5,196	—	5,196	—	5,196
Net loss	—	—	—	—	(43,464)	(43,464)	(577)	(44,041)
Balances as of September 30, 2024	15,287,409	$153	$2,275,543	$(15,765)	$(1,923,268)	$336,663	$13,387	$350,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(168,069)	$(629,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	436,479
Depreciation and amortization expense	24,765	23,216
Provisions for credit losses	851	88
Amortization of deferred contract acquisition costs	1,819	1,611
Amortization of deferred contract fulfillment costs	275	323
Stock-based compensation expense	36,659	59,567
Loss on equity method investment	2,402	1,877
Deferred income taxes	2	(24)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(35,932)	11,475
Inventories	1,891	905
Deferred contract acquisition costs	(2,312)	(2,351)
Prepaid expenses and other current assets	(1,620)	4,976
Other assets	(206)	(214)
Accounts payable	3,305	(2,357)
Accrued expenses and other current liabilities	8,685	(16,579)
Deferred revenue	13,582	3,369
Net cash used in operating activities	(113,903)	(106,767)
Cash flows from investing activities:
Purchases of property and equipment	(116)	(96)
Capitalized software development costs	(12,690)	(13,836)
Investment in less than majority owned joint venture	(1,715)	(3,920)
Purchases of investments	—	(389,990)
Proceeds from sales and maturities of investments	—	294,335
Net cash used in investing activities	(14,521)	(113,507)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	569
Proceeds from employee stock purchase plan	1,384	2,164
Payments for the purchase of treasury stock	(1)	(586)
Net cash provided by financing activities	1,383	2,147
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(350)	(1,046)
Net decrease in cash, cash equivalents, and restricted cash	(127,391)	(219,173)
Cash, cash equivalents, and restricted cash at beginning of period	372,833	539,341
Cash, cash equivalents, and restricted cash at end of period	$245,442	$320,168
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	244,647	319,373
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$245,442	$320,168
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,272	$4,067

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

Reverse Stock Split

On June 18, 2024, the Company’s stockholders approved a reverse stock split of its Class A common stock, Class B common stock and Class C common stock (collectively, the "common stock") at a ratio ranging from 1-for-10 to 1-for-20, with the exact ratio determined by the Company’s Board of Directors. On June 28, 2024, the Company's Board of Directors approved a 1-for-20 reverse stock split (Reverse Split) of its common stock that became effective on July 10, 2024. The Reverse Stock Split did not change the Company's authorized number of shares of common stock. The Reverse Stock Split did not change the par value of the common stock and, therefore the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. No fractional shares were issued in connection with the Reverse Split, and stockholders who would otherwise have been entitled to receive a fractional share instead received a cash payment equal to the fraction of a share of common stock in lieu of such fractional share. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock option award or purchase right under the Company’s equity incentive plans, see Note 8. All shares of the Company’s common stock, stock-based instruments and per-share data included in these condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K, as amended on March 1, 2024, for the fiscal year ended December 31, 2023, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of results for the full 2024 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K, as amended on March 1, 2024.

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

Segment Information

The Company’s chief operating decision maker (CODM), its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company operates and manages its business as one reportable and operating segment. In addition, substantially all of the Company’s revenue and long-lived assets are attributable to operations in the United States for all periods presented.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $31,071 and $1,596, respectively, as of September 30, 2024 and $33,842 and $1,803, respectively as of December 31, 2023.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $14,447 and $16,339 for the three months ended September 30, 2024 and 2023, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended September 30, 2024 and 2023. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $47,469 and $52,814 for the nine months ended September 30, 2024 and 2023, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the nine months ended September 30, 2024 and 2023.

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

In 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also required aggregate total capital contributions by the Company up to an additional $11,800 in two phases. During the nine months ended September 30, 2024, the Company made a capital contribution of $1,715, of which $0 was contributed in the three months ended September 30, 2024. During the nine months ended September 30, 2023, the Company made a capital contribution of $3,920, of which $0 was contributed in the three months ended September 30, 2023.

For the three months ended September 30, 2024 and 2023, the Company recognized a loss of $702 and $600 as its proportionate share of the joint venture’s results of operations, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized a loss of $2,402 and $1,877 as its proportionate share of the joint venture’s results of operations, respectively. Accordingly, the carrying value of the equity method investment as of September 30, 2024 and December 31, 2023 was $493 and $1,180, respectively.

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable. As of September 30, 2024, two clients accounted for 44% and 14% respectively, of outstanding accounts receivable, and as of December 31, 2023, one client accounted for 40% of outstanding accounts receivable.

During the three months ended September 30, 2024 and 2023, sales to one client represented 27% and 22% of the Company’s total revenue, respectively. During the nine months ended September 30, 2024 and 2023, sales to one client represented 28% and 24% of the Company’s total revenue, respectively.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. A charge is reported as impairment of goodwill in the consolidated statements of operations and comprehensive loss. In the three and nine months ended September 30, 2023 there was an impairment of the goodwill balance. The full goodwill balance was written off as of September 30, 2023. For details associated with the Company’s goodwill impairment, see Note 6 – Goodwill and Intangible Assets.

Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Definite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives. Intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. The Company did not identify a triggering event in the nine months ended September 30, 2024. No impairments were identified during the nine months ended September 30, 2024. As of September 30, 2023 the Company concluded there was a triggering event and a recoverability test for intangible assets was performed. No impairment was identified for the nine months ended September 30, 2023, as result of the recoverability test.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not identify a triggering event in the nine months ended September 30, 2024. No impairments were identified during the nine months ended September 30, 2024. As of September 30, 2023 the Company concluded there was a triggering event and a recoverability test for long-lived assets was performed. No impairment was identified for the nine months ended September 30, 2023, as result of the recoverability test.

Recently Issued Accounting Pronouncements and Disclosure Rules

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which includes amendments to improve reportable segment disclosures. For public entities that are Securities and Exchange Commission filers, ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The adoption is not expected to have a material effect on the Company’s consolidated financial statements, as this only impacts disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes amendments to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. For public entities that are Securities and Exchange Commission filers, ASU 2003-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption is not expected to have a material effect on the Company’s consolidated financial statements, as this only impacts disclosures.

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

3. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Platform subscription	$26,234	$28,362	$78,593	$85,087
Visits	27,467	26,723	87,274	87,343
Other	7,345	6,837	17,491	15,940
Total Revenue	$61,046	$61,922	$183,358	$188,370

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

Changes in the allowance for credit losses were as follows:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Allowance for credit losses, beginning of the period	$2,291	$1,884
Provisions	851	1,034
Write-offs	(2,086)	(627)
Allowance for credit losses, end of the period	$1,056	$2,291

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. The amount of unbilled accounts receivable included within accounts receivable on the condensed consolidated balance sheet was $12,666 and $5,500 as of September 30, 2024 and December 31, 2023, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended September 30, 2024 and 2023, the Company recognized revenue of $7,005 and $8,554, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. For the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $33,136 and $35,851, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2024 and year ended December 31, 2023 were as follows:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Total deferred revenue, beginning of the period	$52,456	$55,794
Additions	101,984	124,091
Recognized	(88,160)	(127,429)

Total deferred revenue, end of the period	$66,280	$52,456
	0
Current deferred revenue	62,457	46,365
Non-current deferred revenue	3,823	6,091

Total	$66,280	$52,456

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2024 and December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $165,690 and $217,736, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the September 30, 2024 amount, the Company expects to recognize 60% of the transaction price in the 12 month period ended September 30, 2025, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $577 and $690 for the three months ended September 30, 2024 and 2023, respectively. The proportionate share of the loss attributed to the non-controlling interest amounted to $2,580 and $2,551 for the nine months ended September 30, 2024 and 2023.

The carrying value of the non-controlling interest was $13,387 and $15,967 as of September 30, 2024 and December 31, 2023, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$168,663	$—	$—	$168,663
Total financial assets:	$168,663	$—	$—	$168,663

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$299,300	$—	$—	$299,300
Total financial assets:	$299,300	$—	$—	$299,300

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the nine months ended September 30, 2024, there were no transfers between fair value measurement levels. Interest income for the three months ended September 30, 2024 and 2023 was $2,725 and $3,590, respectively. Interest income for the nine months ended September 30, 2024 and 2023 was $9,818 and $6,055, respectively.

6. Goodwill and Intangible Assets

2023 Goodwill Impairment

As a result of sustained decreases in the Company's publicly quoted share price and market capitalization during 2023, the Company considered the potential impact of such decrease on its goodwill, definite-lived intangibles, and other long-lived assets as of September 30, 2023. During this review, the Company did not identify any triggering events that would result in impairment to its definite-lived intangible assets or other long-lived assets.

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

However, the Company did identify indicators of goodwill impairment for the single reporting unit which required an interim goodwill impairment assessment. In performing the quantitative assessment of goodwill, our reporting unit’s carrying amount exceeded its fair value. The Company estimated the reporting unit's fair value based on the market capitalization and a related control premium of 30% (amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company). The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. As a result of the interim quantitative impairment assessment, the Company recorded a $78,894 and $436,479 non-deductible, non-cash goodwill impairment charge for three and nine months ended September 30, 2023. This resulted in the remaining goodwill balance to be written down to $0.

Identified Intangible Assets

Identified intangible assets consist of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
September 30, 2024
Customer relationships	$80,962	$(39,327)	41,635	5.9
Contractor relationships	535	(360)	175	4.3
Tradename	14,441	(7,163)	7,278	3.4
Technology	90,654	(56,518)	34,136	2.6
Internally developed software	37,902	(12,251)	25,651	3.4
	$224,494	$(115,619)	$108,875

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2023
Customer relationships	$80,558	$(33,109)	47,449	6.5
Contractor relationships	535	(329)	206	5.0
Trade name	14,303	(5,389)	8,914	4.1
Technology	90,204	(45,482)	44,722	3.3
Internally developed software	25,210	(6,253)	18,957	2.4
	$210,810	$(90,562)	$120,248

The Company capitalized $4,718 in the three months ended September 30, 2024 and $12,690 in the nine months ended September 30, 2024, in each case related to internally developed software to be sold as a service incurred during the application development stage. The Company is amortizing these costs over the expected lives of the related services. Amortization expense related to intangible assets for the three months ended September 30, 2024 and 2023 was $8,228 and $8,196, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2024 and 2023 was $24,505 and $22,693, respectively. Estimated future amortization expense of the identified intangible assets as of September 30, 2024, is as follows:

2024	$8,697
2025	35,666
2026	25,108
2027	14,200
2028	11,702
Thereafter	13,502
$108,875

7. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Employee compensation and benefits	$26,111	$15,573
Professional services	4,183	3,838
Provider services	8,442	7,437
Other	9,172	12,140
Total	$47,908	$38,988

8. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of September 30, 2024 and December 31, 2023.

Common Stock

In the three and nine months ended September 30, 2024, no shares of Class B common stock were converted to Class A common stock. As of September 30, 2024, the par value of the Class A, Class B and Class C shares was $136, $14, and $3, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	13,640,114	13,640,114
Class B	100,000,000	1,369,518	1,369,518
Class C	200,000,000	277,777	277,777
	1,300,000,000	15,287,409	15,287,409

As of September 30, 2024 and December 31, 2023, the Company had reserved 3,682,735 and 3,725,304 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

Stock Plans and Stock Options

The Company maintains the 2006 Employee, Director and Consultant Stock Plan as amended and restated (the “2006 Plan”) and 2020 Equity Incentive Plan (the “2020 Plan” together, the “Plans”) under which it has granted incentive stock options, non-qualified stock options, cash based awards, restricted stock units and performance stock units to employees, officers, and directors of the Company. In connection with the adoption of the 2020 Plan, the then-remaining shares of common stock reserved for grant or issuance under the 2006 Plan became available for issuance under the 2020 Plan, and no further grants will be made under the 2006 Plan.

Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award.

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	499,442	$101.82	4.6	$—
Granted	—	$—
Forfeited	(47,454)	$86.73
Expired	(4,840)	$36.00
Exercised	—	$—
Outstanding as of September 30, 2024	447,148	$104.13	4.0	$—
Vested and expected to vest as of December 31, 2023	498,921	$101.80	4.6	$—
Vested and expected to vest as of September 30, 2024	446,784	$104.13	4.0	$—
Options exercisable as of December 31, 2023	495,428	$101.59	4.6	$—
Options exercisable as of September 30, 2024	446,928	$104.13	4.0	$—

No options were granted in the nine months ended September 30, 2024 and 2023.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	1,119,107	$74.39
Granted	1,635,000	21.16
Vested	(748,135)	48.92
Forfeited	(378,793)	56.78
Unvested as of September 30, 2024	1,627,179	$36.71

The total grant date fair value of RSU’s granted for the nine months ended September 30, 2024 was $34,594. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the nine months ended September 30, 2024 and 2023 was $11,280 and $17,018, respectively.

Restricted Stock Units with a Market Condition

Activity for the restricted stock units with a market condition is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	1,335,803	$45.82
Granted	—	—
Vested	—	—
Cancelled/Forfeited	(539,345)	54.97
Unvested as of September 30, 2024	796,458	$39.62

The total grant-date fair value of performance-based market condition share awards granted during the nine months ended September 30, 2023 was $5,805. There were no performance-based market condition share awards granted during the nine months ended September 30, 2024. In the nine months ended September 30, 2024, the Company cancelled 422,319 restricted stock units with a market condition that were not expected to vest. The Company subsequently issued 595,462 restricted stock units to the individuals who had held the canceled awards. The cancelation and subsequent issuance was treated as a modification.

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

2020 Employee Stock Purchase Plan

During the nine months ended September 30, 2023, the Company issued 61,216 shares under the ESPP. During the nine months ended September 30, 2024, the Company issued 115,527 shares under the ESPP. As of September 30, 2024, 329,741 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$354	$423	$1,139	$1,256
Research and development	1,659	2,407	5,283	8,080
Selling and marketing	1,165	2,406	4,323	6,729
General and administrative	7,421	11,663	25,920	43,344
Total	$10,599	$16,899	$36,665	$59,409

As of September 30, 2024, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $46,827, which is expected to be recognized over a weighted-average period of 2.1 years.

9. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through September 30, 2024 and December 31, 2023, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of September 30, 2024 and December 31, 2023, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

10. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and nine months ended September 30, 2024, the Company recognized an income tax (benefit) expense of $(149) and $1,223, primarily due to federal, state and foreign income tax expense. During the three and nine months ended September 30, 2023, the Company recorded income tax expense of $1,122 and $3,313, primarily due to state and foreign income taxes.

11. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of September 30, 2024 and December 31, 2023, the Company held current deferred revenue of $1 and $43, respectively from contracts with this client. As of September 30, 2024 and December 31, 2023, amounts due from Cleveland Clinic were $723 and $24, respectively.

During the three months ended September 30, 2024 and 2023, the Company recognized revenue of $336 and $647, respectively, from contracts with this client. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $1,232 and $1,836, respectively, from contracts with this client.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the nine months ended September 30, 2024, the Company made capital contributions of $1,715 related to a portion of the phase one capital commitment.

During the three months ended September 30, 2024 and 2023, the Company recognized revenue of $406 and $397 from contracts with this client, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $1,210 and $1,179, respectively, from contracts with this client.

As of September 30, 2024 and December 31, 2023, the Company held current deferred revenue of $60 and $1,243, respectively, from contracts with this client. As of September 30, 2024, there was $26 due from CCAW, JV LLC and as of December 31, 2023, $1,602 was due from CCAW, JV LLC.

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(44,041)	$(137,104)	$(168,069)	$(629,128)
Net loss attributable to non-controlling interest	(577)	(690)	(2,580)	(2,551)
Net loss attributable to American Well Corporation	$(43,464)	$(136,414)	$(165,489)	$(626,577)
Denominator:
Weighted-average common shares outstanding —basic and diluted	15,135,421	14,294,690	14,864,967	14,149,576
Net loss per share attributable to common stockholders—basic and diluted	$(2.87)	$(9.54)	$(11.13)	$(44.28)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested restricted stock units	1,627,179	1,180,063	1,627,179	1,180,063
Unvested performance market-based stock units	796,458	1,350,120	796,458	1,350,120
Options to purchase shares of common stock	447,148	508,268	447,148	508,268
	2,870,785	3,038,451	2,870,785	3,038,451

13. Severance and strategic transformation costs

In 2024 the Company has executed a series of individual actions, referred to as strategic transformation actions. Strategic transformation costs include one time employee termination benefits, strategic transformation consulting expenses, as well as other incremental costs resulting from these actions. Employee termination benefits are recorded in accordance with standard Company policy. Strategic transformation costs are recognized in the Company's condensed consolidated financial statements in accordance with GAAP. Charges are recorded when such actions are approved, communicated, and/or implemented. Amounts remaining to be paid for any strategic transformation costs are $4,020 and included in accrued expenses on the condensed consolidated balance sheet.

In the three and nine months ended September 30, 2024, the Company recorded charges of $2,865 and $16,821, respectively, in connection with individual strategic transformation actions. For the three months ended September 30, 2024, these charges consist of $188 recorded as cost of sales, $387 recorded as research and development expense, $1,379 as sales and marketing expense, and $911 as general and administrative expenses. For the nine months ended September 30, 2024, these charges consist of $258 recorded as cost of sales, $2,155 recorded as research and development expense, $6,205 as sales and marketing expense, and $8,203 as general and administrative expenses.

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
•
our ability to commence and complete any strategic transformation initiatives and the impact of such initiatives;
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

On August 1, 2024, the NYSE indicated that the Company's stock price was above the NYSE's minimum requirement of $1 based on a 30-trading day average. Accordingly, the Company cured the previously disclosed deficiency with respect to the continued listing minimum price criteria set forth in Section 802.01C of the NYSE Listed Company Manual as of August 1, 2024.

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

As of December 31, 2023, we powered the digital care programs of more than 50 health plans, which collectively represent more than 100 million covered lives, as well as approximately 115 of the nation’s largest health systems. Since inception, we have powered approximately 31.7 million virtual care visits for our clients, including approximately 4.5 million in the nine months ended September 30, 2024.

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

The development of the Amwell Converge platform represented a re-platforming by the Company to provide our customer base with an improved and more robust solution. This re-platforming has been an ongoing effort that resulted in increased research and development costs during the peak development period in 2022 and the first half of 2023, and we expect to see a return to normal levels of research and development spend in the coming quarters. Research and development in 2024 includes expenses that represent an investment in our government sector customers and to development of the government product that we believe will drive revenue growth in the coming years. We believe we have completed the majority of the investment needed, and will see a reduction in our ongoing research and development expense run rate in the fourth quarter of 2024.

Re-platforming can impact timing of revenue as we manage on-boarding and customer churn. During the three months ended September 30, 2024, approximately 70% of our visits were provided on the Amwell Converge platform. As of September 30, 2024, we have a thumbs-up rating by patients and providers of over 90%. A major strategic focus for us in 2024 is the delivery of solutions to our government clients as well as our existing commercial clients. In addition, we are focused on the transformational steps necessary to re-accelerate growth during this period of transition. We also continue to focus on the migration of our remaining health plan and health system clients onto the Amwell Converge platform.

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

Total subscription fees received were $26.2 million and $28.4 million for the three months ended September 30, 2024 and 2023, respectively, and $78.6 million and $85.1 million for the nine months ended September 30, 2024 and 2023.

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

Fees received from AMG-related visits were $27.5 million and $26.7 million for the three months ended September 30, 2024 and 2023, respectively, and $87.3 million and $87.4 million for the nine months ended September 30, 2024 and 2023.

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

Fees received from the provision of services and Carepoint devices were $7.3 million and $6.8 million for the three months ended September 30, 2024 and 2023, respectively, and $17.5 million and $15.9 million for the nine months ended September 30, 2024 and 2023.

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

We continue to experience strong adoption and usage of our enterprise software and products. In the nine months ended September 30, 2024, our clients completed a total of 4.5 million visits using our enterprise software, while in the nine months ended September 30, 2023, 4.6 million visits were completed. AMG providers accounted for 24% and 24% of total visits performed using our enterprise software during the nine months ended September 30, 2024 and 2023, respectively.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Client Providers
September 30, 2024	1,380,000	76%
June 30, 2024	1,500,000	76%
March 31, 2024	1,665,000	76%
December 31, 2023	1,650,000	73%
September 30, 2023	1,445,000	76%
June 30, 2023	1,485,000	76%

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(44,041)	$(137,104)	$(168,069)	$(629,128)
Add:
Depreciation and amortization	8,313	$8,266	24,767	23,227
Interest income and other income (expense), net	(3,882)	(7,978)	(10,334)	(11,250)
Benefit (Expense) from income taxes	(149)	1,122	1,223	3,313
Goodwill impairment	—	78,894	—	436,479
Stock-based compensation	10,599	16,899	36,665	59,409
Severance and strategic transformation costs(1)	2,865	1,359	16,821	3,340
Capitalized software costs	(4,718)	—	(12,690)	(13,836)
Adjusted EBITDA	$(31,013)	$(38,542)	$(111,617)	$(128,446)

(1)
Severance and strategic transformation costs include expenses associated with the termination of employees and expenses that focus on transforming the strategy of the Company’s sales and growth organization as well as our overall cost structure during the three and nine months ended September 30, 2024 and 2023.

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

Severance and strategic transformation costs

In the three and nine months ended September 30, 2024, the Company recorded charges of $2.9 million and $16.8 million, respectively, in connection with severance and strategic transformation costs. The Company has executed a series of individual actions designed to maintain or improve our operating results and profitability. The Company continues to evaluate potential actions and may incur additional strategic transformation costs in future periods.

Our strategic transformation actions include transformational consulting, headcount reductions, and other related transitional amounts to maintain our competitive footprint. Strategic transformation actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We plan to incur additional strategic transformation costs in order to align our recurring cost structure with our current revenue profile. The timing and amount of the incurrence of such future strategic transformation costs are dependent on market conditions, customer actions and other factors.

For further information, see Note 13, "Severance and strategic transformation costs," to the condensed consolidated financial statements included in this Report.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three and nine months ended September 30, 2024 and 2023 and the dollar and percentage change between the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2024	2023	Change	%	2024	2023	Change	%
Revenue	$61,046	$61,922	$(876)	-1%	$183,358	$188,370	$(5,012)	-3%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	38,352	40,457	(2,105)	(5)%	118,799	117,453	1,346	1%
Research and development	19,797	27,715	(7,918)	(29)%	67,283	79,480	(12,197)	(15)%
Sales and marketing	16,771	20,379	(3,608)	(18)%	60,883	64,659	(3,776)	(6)%
General and administrative	25,183	29,571	(4,388)	(15)%	86,404	102,260	(15,856)	(16)%
Depreciation and amortization expense	8,313	8,266	47	1%	24,767	23,227	1,540	7%
Goodwill impairment	—	78,894	(78,894)	(100)%	—	436,479	(436,479)	(100)%
Total costs and operating expenses	108,416	205,282	(96,866)	(47)%	358,136	823,558	(465,422)	(57)%
Loss from operations	(47,370)	(143,360)	95,990	(67)%	(174,778)	(635,188)	460,410	(72)%
Interest income and other income (expense), net	3,882	7,978	(4,096)	(51)%	10,334	11,250	(916)	(8)%
Loss before expense from income taxes and loss from equity method investment	(43,488)	(135,382)	91,894	(68)%	(164,444)	(623,938)	459,494	(74)%
Benefit (Expense) from income taxes	149	(1,122)	1,271	(113)%	(1,223)	(3,313)	2,090	(63)%
Loss from equity method investment	(702)	(600)	(102)	17%	(2,402)	(1,877)	(525)	28%
Net loss	(44,041)	(137,104)	93,063	(68)%	(168,069)	(629,128)	461,059	(73)%
Net loss attributable to non-controlling interest	(577)	(690)	113	(16)%	(2,580)	(2,551)	(29)	1%
Net loss attributable to American Well Corporation	$(43,464)	$(136,414)	$92,950	(68)%	$(165,489)	$(626,577)	$461,088	(74)%

Revenue

For the three months ended September 30, 2024, subscription revenue declined $2.2 million due to customer churn during re-platforming. Despite the decrease in total subscription revenue, the Company has successfully expanded our relationship with several key strategic accounts, further supporting the favorable response to the Converge platform. The decrease in subscription revenue was partially offset by an increase in other revenue of $0.9 million primarily related to marketing revenue with one of our strategic customers. There was also a slight increase in visit revenue of $0.5 million due to an increase in special program visits.

For the nine months ended September 30, 2024, subscription revenue declined $6.5 million due to customer churn during re-platforming, partially offset by growth in our existing strategic clients. Visit revenue remained consistent as the decline in specialty visits was offset by an increase in special program visits. The decrease was partially offset by an increase in other revenue of $1.6 million primarily related to an increase in marketing revenue with one of our strategic customers.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended September 30, 2024, the decrease in cost of revenue was primarily driven by a decrease in marketing services provided for customers of $2.1 million, and a decrease in employee and provider costs of $0.8 million. This decrease was partially offset by an increase in third party related costs of $0.8 million. The Company's cost savings measures continue to have a positive impact on gross margin.

For the nine months ended September 30, 2024, the increase in cost of revenue was primarily driven by an increase of $2.1 million related to third party costs, partially due to incentives being fully utilized in the prior year. The increase was partially offset by a decrease in employee and provider costs of $0.6 million. The decrease in gross margin is a result of a temporary shift in revenue mix to lower margin marketing revenue from higher margin subscription revenue.

Research and Development Expenses

For the three months ended September 30, 2024, there was a decrease in employee-related costs of $2.7 million (due to headcount reduction and reduced stock compensation expense). There was also a decrease of $5.0 million in consulting spend as the peak development of the Amwell Converge platform is complete.

For the nine months ended September 30, 2024, there was a decrease in employee-related costs of $6.3 million (due to headcount reduction and reduced stock compensation expense). There was also a decrease of $5.9 million in consulting spend as the peak development of the Amwell Converge platform is complete.

Sales and Marketing Expenses

For the three months ended September 30, 2024, there was a decrease in employee-related costs of $2.6 million, a decrease in marketing spend of $0.4 million, a decrease in consulting spend of $0.2 million and a decrease in business related travel of $0.2 million, due to headcount reduction and cost savings measures put into place.

For the nine months ended September 30, 2024, the decrease in sales and marketing expense was driven by a decrease in employee-related costs of $4.1 million, a decrease in other consulting spend of $1.1 million, a decrease of $0.8 million in market research, a decrease in business related travel of $0.8 million and a decrease in marketing spend of $0.4 million, due to headcount reduction and cost savings measures put into place. These decreases were partially offset by $3.6 million in non-recurring consulting costs related to organizational strategy initiatives.

General and Administrative Expenses

For the three months ended September 30, 2024, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $1.1 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions. In addition, consulting spend decreased $1.2 million, insurance costs decreased by $0.7 million, third-party software costs decreased by $0.3 million, business related travel decreased by $0.3 million and other taxes and bank fees decreased by $0.3 million, as a result of cost savings measures put into place.

For the nine months ended September 30, 2024, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $14.9 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions. In addition, insurance costs decreased by $2.0 million, consulting spend decreased $1.3 million and other taxes and bank fees decreased by $0.8 million. There were also decreases of $0.7 million in business related travel, $0.5 million in third-party software costs and $0.4 million in conference spend. The reduction in spend was due to cost savings measures put into place. These decreases were partially offset by $5.0 million in non-recurring consulting costs related to organizational strategy initiatives.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three months ended September 30, 2024. Amortization expense was also consistent for the three months ended September 30, 2024.

Depreciation expense declined by $0.3 million due to assets becoming fully depreciated for the nine months ended September 30, 2024. Amortization expense increased by $1.8 million for the nine months ended September 30, 2024. The increase in amortization was related to the amortization of internally developed software intangible assets.

Interest Income and Other (Expense) Income, net

For the three and nine months ended September 30, 2024 and 2023, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Expense from Income Taxes

Income tax (benefit) expense was $(0.1) million and $1.2 million for the three and nine months ended September 30, 2024, compared to income tax expense of $1.1 million and $3.3 million for the three and nine months ended September 30, 2023.

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

During the three months ended September 30, 2024 and 2023, the Company recognized a loss of $0.7 million and $0.6 million, respectively, as its proportionate share of the joint venture results of operations. During the nine months ended September 30, 2024 and 2023, the Company recognized a loss of $2.4 million and $1.9 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(113,903)	$(106,767)
Net cash used in investing activities	(14,521)	(113,507)
Net cash provided by financing activities	1,383	2,147
Total	$(127,041)	$(218,127)

Sources of Financing

Our principal sources of liquidity were cash and cash equivalents totaling $244.6 million and $372.0 million as of September 30, 2024 and December 31, 2023, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash and cash equivalents are comprised of money market funds.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $174.8 million and a net loss of $168.1 million for the nine months ended September 30, 2024 and had an accumulated deficit of $1,923.3 million as of September 30, 2024.

The Company has no debt as of September 30, 2024 or December 31, 2023 and expects to generate operating losses in future periods.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the issuance date of the financial statements. Our future capital requirements will depend on many factors including our growth rate, the scope of our relationship with the Leidos Partnership for Defense Health, contract renewal activity, number of consultations on our enterprise software, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of digital care services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Nine months ended September 30, 2024, vs. nine months ended September 30, 2023

Cash Used in Operating Activities

Cash used in operating activities was $113.9 million for the nine months ended September 30, 2024. The primary driver of this use of cash was our net loss of $168.1 million. The net loss was partially offset by non-cash expenses of $66.8 million (primarily stock-based compensation of $36.7 million and depreciation and amortization of $24.8 million). The net loss was reflective of the investments made back into the Company (from a technology and infrastructure perspective), partially offset by the expansion of business with existing clients.

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

Cash Used in Investing Activities

Cash used in investing activities was $14.5 million for the nine months ended September 30, 2024. Cash used in investing activities consisted of $12.7 million in capitalized software development costs and $1.7 million investment in the less than majority owned joint venture.

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

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024, was $1.4 million. Cash provided by financing activities consisted of $1.4 million of proceeds from the employee stock purchase plan.

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

Contractual Obligations and Commitments

As of September 30, 2024, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $244.6 million, and $372.0 million as of September 30, 2024 and December 31, 2023, respectively. These amounts were primarily invested in money markets. The Company held no investments as of September 30, 2024 and December 31, 2023. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of September 30, 2024 and December 31, 2023, the Company has one foreign subsidiary in Israel, the functional currency of that subsidiary is the New Israeli Shekel. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the nine months ended September 30, 2024 and 2023 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2024.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31	64	$6.46	—	—
August 1 to August 31	16	8.01	—	—
September 1 to September 30	74	8.30	—	—
Total	154	$7.50	—	—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2024, none of our officers and directors adopted or terminated any Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

10.1*#	Employment Agreement between American Well Corporation and Mark Hirschhorn, dated October14, 2024

10.2*#	Amendment to Employment Agreement between American Well Corporation and Kathy Weiler, dated August 16, 2024

10.3*#	Form of Executive Retention Letter

31.1*	Chief Executive Officer Certification

31.2*	Chief Financial Officer Certification

32.1*	CEO Certification of Quarterly Report

32.2*	CFO Certifications of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	October 30, 2024	By:	/s/ Ido Schoenberg, MD
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2024	By:	/s/ Mark Hirschhorn
Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2024	By:	/s/ Paul McNeice
Chief Accounting Officer
(Principal Accounting Officer)