Form 10-K
period 2024-12-31
American Well Corp
filed 2025-02-12
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $81 million. Common stock held by each executive officer, director and by each person known to the registrant who owned 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 31, 2025 the number of shares of Registrant’s Class A common stock outstanding was 13,962,695, the number of shares of Registrant’s Class B common stock outstanding was 1,369,518, and the number of shares of Registrant’s Class C common stock outstanding was 277,777.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2024 ("Definitive Proxy Statement"). Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
the risk that the insurance we maintain may not fully cover all potential exposures; and
•
the continuation of the Defense Health Agency relationship beyond July of 2025 with comparable financial terms.

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

As of December 31, 2024, we power the digital care programs of approximately 50 health plans, which collectively represent more than 80 million covered lives, as well as approximately 100 of the nation’s largest health systems. Since inception, we have powered more than 33.1 million virtual care visits for our clients, including more than 5.9 million in the year ended December 31, 2024.

Our enterprise platform and software as a service solutions enable hybrid care delivery by offering our clients products to help weave digital care across all care settings. For health systems, our enterprise platform enables provider-to-provider virtual care for use cases ranging from stroke to virtual nursing and e-sitting. Our suite of Carepoint devices can enhance in-person care, whether the clients want to turn existing equipment such as televisions or iPads into digital access points or use Amwell CarepointTM carts and peripherals. Our enterprise platform also helps extend care outside the care setting by enabling both on-demand and scheduled provider-to-patient care for a range of use cases. This includes, but is not limited to, urgent care, primary care, behavioral health, chronic disease management, and specialty follow-up care. To augment in-person and virtual care, our automated care programs and digital mental health services help clinicians and health plans engage patients, members, and consumers before, after, or in-between visits to improve care plan adherence and prevent costly escalations.

For health plans, employers and government entities, our enterprise platform enables a member-centric hybrid care experience, seamlessly connecting with current technology investments and offering an open architecture that allows simple integration of future innovation. The platform enables a broad set of use cases, including primary, urgent, mental health, specialty, and chronic care. Our virtual primary care solution offers a primary care navigation hub that supports a whole-person, longitudinal care experience for members, integrating virtual visits with digital behavioral health tools and condition-specific automated care programs, with escalation back to virtual and/or in person care, if needed. Our urgent care solution helps members conveniently and effectively address unplanned care needs without visiting the emergency department or local urgent care facility, driving quality outcomes at a lower cost.

Our clients’ providers use our enterprise platform and software to serve their patients and members. When needed, we augment and extend our clients’ clinical capabilities with Amwell Medical Group® (“AMG”), a nationwide network of clinical entities with multi-disciplinary providers covering 50 states with 24/7/365 coverage. The AMG network includes a clinical entity with care capabilities that have been accredited by the National Committee for Quality Assurance (“NCQA”).

The Amwell Converge™ platform is the latest version of our enterprise platform software. We designed the platform to be future-ready, reliable, flexible, scalable, secure and integrated with other healthcare software systems. Our platform offers state-of-the-art data architecture and video capabilities, flexibility and scalability, as well as a user experience focused on the needs of patients, members and providers. It has been designed from the ground up with the holistic understanding that the future of care of any one person will inevitably blend a mix of in-person, virtual and automated care experiences. The telehealth of yesterday has grown to encompass hybrid care delivery models and the flow of data that drives healthcare.

The Amwell Converge™ platform delivers the digital capabilities that health systems and health plans care about — for example, virtual primary care, post-discharge follow-up, chronic condition management, virtual nursing — and aligns them into a single digital care operating system that aggregates all of the data from these care experiences to provide real-time insight. By providing a single platform for the digital distribution of care, our platform accelerates innovation and interoperability for health system and health plan clients as well as other healthcare innovators who aim to offer a seamless experience for providers, patients and members.

Our Industry Opportunities

Healthcare today is inefficient, expensive, complicated and fragmented, resulting in substantial challenges for providers, payers and patients. By addressing these challenges, digital care delivery offers many opportunities to improve healthcare, which include:

•
Solving the access crisis driven by workforce shortages and inefficient resource allocation;
•
Reducing healthcare costs for all stakeholders;
•
Enabling greater care coordination;
•
Improving health equity and addressing social determinants of health; and
•
Optimizing patient and member experience to drive adoption and retention.

Our Solution

To capture these opportunities, we believe clients are seeking a comprehensive solution to support their connected care goals and consolidate point-solution vendors and in-house designed solutions.

One Platform, Powering the Care Continuum

The Amwell Converge™ platform, our cloud-based enablement platform, is our go-forward strategy to digitally enable a scalable healthcare experience across all care settings. The development of the platform provides our customer base with an improved and more robust healthcare solution that is designed to connect seamlessly with clients' existing investments as well as Amwell-owned and partner programs. During the fourth quarter of 2024, 67% of our visits were provided on this platform, which was an increase from 52% in the fourth quarter of 2023. A strategic focus for us in 2025 is to continue the migration of health plan and health system clients onto the platform as soon as it is feasible for those clients.

The Amwell Converge platform is designed to remotely implement hybrid care solutions and services for our clients and grow with them as they broaden their offerings. It allows clients the flexibility to build their optimal hybrid care model across a wide variety of use cases based on their unique needs.

Health systems typically begin with on-demand and/or scheduled virtual visits. Additional provider-centric solutions include specialty consults, virtual nursing, automated care, behavioral health, and more. Clients can seamlessly activate additional solutions on the platform as new needs arise, all working together to create a more connected experience for patients and providers.

Health plans typically begin with urgent care, virtual primary care, or behavioral health. Clients also can offer members access to our suite of specialty care programs offered through best-of-breed partners, including musculoskeletal care, second opinion, dermatology, and cardiometabolic care. The Amwell Converge platform’s open architecture allows it to integrate with health plans’ and employers’ existing systems and point solutions, connecting the digital care ecosystem and simplifying the member experience.

We have designed our platform to be future-ready, intuitive and convenient for patients, providers and payers:

•
Patients and Members—For member or patient-initiated on-demand/urgent care visits, patients can elect to see the next available clinician. For scheduled visits, patients are guided through configurable pre-visit readiness assessments and can enroll themselves and their dependents, enter their medical history, search for providers who meet their needs and check insurance coverage. Entering a visit is simple; patients just click on a link they receive in a text message or email. No app download is required. Post visit, patients can access their visit record or share it with other providers in their care team. They also can engage with a condition-specific automated care program that the clinician enrolled them in during or after the visit. These automated care programs share patient data back with the care team and can escalate care to a virtual or in-person visit when necessary and based on client-implemented protocols. The platform received a thumbs-up rating by patients of over 90% for the full-year period ended December 31, 2024.
•
Providers—The Amwell Converge platform is designed to deliver an easy-to-use provider experience via web or mobile device. Providers access familiar workflows for taking notes, prescribing, referencing clinical treatment guidelines and receiving alerts for gaps in care or referral protocols. They can enroll patients in automated care programs to augment care, when appropriate. Importantly, solutions can be launched directly from within a provider’s EHR system, creating a seamless experience and reducing redundant data entry.
•
Payers —Access to the Amwell Converge platform can be embedded directly into health plan portals, websites, and mobile applications, all using the health plan’s trusted brand. The platform integrates directly with claims and eligibility systems to enable verification and collection of correct co-insurance payments from patients at the time of the visit. In addition, the platform enables payers to connect their own digital assets, influence member workflows, and present key clinical quality information, such as gaps in care, to providers at the time of a visit. The platform also enables payers with clinical networks or integrated delivery networks to seamlessly incorporate their own providers to deliver care.

Carepoint Devices and Connections Enable a Variety of Clinical Settings

Amwell CarepointTM devices enable healthcare providers to leverage proprietary carts and transform existing tablets and TVs into digital access points in clinical settings, helping to address personnel shortages and access limitations. Our proprietary Carepoint devices coupled with our Carepoint Calling technology enables providers to deliver digital care into clinical locations, such as the emergency department, community hospitals, clinics, and hospital-at-home as well as into community settings such as retail stores, employer sites, skilled nursing facilities, correctional facilities, and schools. Our Virtual Nursing and patient monitoring (eSitter) offerings leverage these Carepoint devices to augment on-site nurse teams with virtual staff, and leverage technology to increase patient safety and nurse efficiencies. These devices are built to rigorous safety and clinical standards and have advanced features including far-end camera controls, fleet monitoring and connectivity to a variety of peripherals, including diagnostic scopes and heart, lungs, stomach, and ear examination tools. Our Carepoint portfolio supports a range of uses, including multi-way video, phone connectivity and secure messaging to bring care teams to patients and members in the most efficient way possible.

Value-Added Services

We offer a full suite of paid, supporting services to our clients to enable their hybrid care strategy. AMG contracts with providers across primary and urgent care, behavioral health therapy, lactation counseling, and nutrition to provide licensed, reimbursable medical staffing for digital care delivery to our clients. AMG can be used to augment provider capacity during nights, weekends or times of high demand. This nationwide network of clinicians can also enable expanded geographic coverage in cases where state-level licensing requirements restrict the ability of our clients’ own physicians to treat patients outside of their geographic locations. Additionally, we provide professional services to facilitate implementation, workflow design, systems integration, and service expansion for all of our products. To help our clients promote adoption and utilization of our products, we offer patient and provider engagement services.

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

The TAM in the U.S. for the Amwell Converge platform is the value of the above sub-segments of the market that can be captured through technology. We believe the TAM of our hybrid care platform is approximately $31 billion and will grow to roughly $50 billion over the next four years.

In addition, the TAM for virtual clinical services, which we offer through our platform via AMG to customers who do not have their own clinical supply or require supplemental clinical supply, is a material portion of the approximately $40 billion, and growing, virtual care market opportunity.

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

Enabling Our Clients Own Provider Networks

Our platform enables clients to leverage their own provider networks to treat their patients and members using virtual and digital modalities across the care continuum. Client providers utilized our enterprise platform and software solutions to address their patients’ needs, from primary care to chronic care management to specialty care. We offer provider training, outreach, and best practices to drive increased patient acquisition and retention, appropriate utilization, and better outcomes. This ability for healthcare organizations to seamlessly enable their own trusted providers and networks to deliver care on our best-in-class hybrid care platform – and the ability to supplement with our clinical services using AMG as needed - differentiates us in the industry.

Flexible and Scalable Suite of Solutions

Our scalable solutions allow us to grow with the digital and hybrid care delivery needs of our clients. Our platform is designed to be used by all, from the small innovative health systems, like El Camino Health, ‘the hospital of Silicon Valley’, to the largest health organizations like Elevance Health, The National Health Service in the United Kingdom and the U.S. Military Health System. Many clients start by providing a single (or several) use case(s), such as on-demand urgent care, or start with a subset of their members or patients. As our clients expand their hybrid care delivery, they can add components that support additional specialties or specific use cases across broader patient and/or member populations. As we expand our capabilities, our solutions, programs and devices allow us to partner with clients that are new to hybrid care delivery as well as with rapidly expanding digital and hybrid care market leaders.

Support for Third-Party and First-Party Applications and Solutions

The Amwell Converge™ platform enables clients to add their own digital assets as well as best-in-class third party solutions and activate members and patients directly from our platform. For example, clients can make care programs, such as digital cognitive behavioral therapy or chronic condition management, available for providers to share with patients directly from within a virtual visit. Conversely, patients can be escalated to synchronous virtual care or directed to a client’s own physicians and solutions from automated continuity of care experiences based on client implemented rules and protocols. We believe our platform’s ability to seamlessly integrate Amwell capabilities, client capabilities, and third-party capabilities versus forcing clients to either manage numerous point solutions or get locked into a single full stack vendor solution is another strong differentiator in our industry.

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

Connected Ecosystem of Health Systems, Health Plans and Innovators

We have technology and care delivery partnerships with many of the world’s largest and most trusted health systems, health plans and healthcare innovators. Our broad range of credentialed AMG and client healthcare providers is attractive to health plans seeking to expand their care networks, while health systems are drawn to a network connected to many health plans that allows for the possibility to extend their services through the digital distribution of their care. Our ecosystem benefits from scale in our client base across each stakeholder vertical. For example, we currently provide product and services to many Blues plans. We also facilitate a Blue User Group, a venue in which representatives from those Blue plans share best practices and identify common needs for innovation.

Our ecosystem also is strengthened by our alliances with innovators that bring new services and capabilities to our platform. For example, our collaboration with Hello Heart supports cardiovascular disease prevention and management, and our joint venture with Cleveland Clinic, The Clinic, enables the provision of second opinion programs via our platform. Finally, the breadth of our ecosystem has enabled a deep understanding of health system and health plan workflows and reimbursement arrangements between our clients, allowing us to configure our platform to meet their needs.

Access to Nationwide, On-Demand Medical Services to Support Our Clients’ Digital Care Solutions

As part of our mission to enable our clients to deliver hybrid care, we partner with AMG, our affiliated network of multi-disciplinary providers with 24/7/365 coverage across 50 states. AMG offers medical staffing solutions for virtual care services that can integrate with and extend our clients' existing care capabilities. Beyond general practitioners, our AMG roster includes approximately 1,000 active behavioral health providers. In addition to AMG, we continue to expand our digital care solutions for chronic condition management with strategic partners in the areas of musculoskeletal, dermatology, cardiometabolic and second opinion services.

For health plans, AMG provides essential nationwide clinical coverage for members across a broad range of specialties. For health systems, most require clinical support for their initial programs and then transition to weekend or evening coverage as their clinicians are provisioned. For rural health systems or community hospitals, AMG's clinical services provide wraparound care or access to critical services like telestroke when they may not have any providers to meet these patients' needs. During natural disasters or emergent health events, AMG can quickly augment staffing. By delivering access to on-demand medical staffing, we believe AMG brings trust and stability to our clients’ hybrid care delivery solutions.

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

Our Growth Strategies

Drive Greater Adoption with our Existing Clients

We intend to continue to drive greater adoption among existing clients in five ways:

•
Expanding the populations to which our clients offer services—Health plans may begin by offering digital care offerings to a subset of their total membership and over time expand to more members. Health systems may start with a single hospital or region and then expand system-wide.
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
•
Adding new solutions—Most clients begin with one or two solutions for hybrid care delivery, but then expand into additional use cases. For health plans, additional programs are typically focused around virtual primary care, behavioral health services, and a range of condition management services that meet the needs of employer clients as well as Medicare/caid Advantage. For health systems, additional solutions typically include an expanding range of specialty care use cases across the care continuum.
•
Enabling the sale of new solutions and services for clients to sell to their consumers and B2B customers—Many clients benefit from our scalable and configurable platform to create high-value programs to sell to their clients, whether it be virtual primary care staffed by their own providers, chronic care management programs or retail urgent care. Our future-ready, configurable enterprise platform allows clients to target specific populations and opens up new revenue sources, driving higher value.

•
Expanding their Carepoint suite—Clients typically increase the number of Carepoint devices over time, as they penetrate additional locations and expand their own network of digital care delivery. As the number of Carepoint connections rise, utilization goes up and our clients recognize additional value. We intend to continue to promote our proprietary Carepoint devices and apps across our client base as we believe that expanded Carepoint offerings such as our TV kits will further expand usage of the platform.

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

Dispositions

On January 8, 2025, Amwell entered into an asset purchase agreement relating to the sale of all property and assets owned, leased or licensed by Amwell's wholly owned subsidiary, Aligned Telehealth, LLC ("Aligned"), and affiliated clinical partner, Asana Integrated Medical Group ("Asana" and together with Aligned, "APC"), which are primarily used or held for use in connection with Amwell’s business of providing telepsychiatry services to hospitals and correctional programs (the "APC Business"), subject to certain specified exclusions such as cash. The purchase price is comprised of (i) an upfront cash payment of $20,714, which is equal to 1.1x the APC Business’atrailing twelve-month revenue, excluding on-site revenue attributable to certain of the APC Business’ contracts and subject to customary adjustments and (ii) an additional cash payment equal to 0.4x the buyer and its affiliates’ aggregate revenues arising from the provision of the APC Business, subject to limitations, during the twelve-month period immediately following the closing.

Our Products

The primary product we sell is access to the Amwell Converge platform, our enterprise, digital care delivery platform and software, via recurring subscriptions. We sell additional related services and solutions via configurable modules, partner programs, and Carepoint devices and services, including implementation, engagement, cart fleet management and integration. These additional services can be added to any base platform subscription. We augment customers’ successful adoption of virtual care delivery by also selling access to clinical services on a fee-for-service basis on our platform and through our direct-to-consumer app.

Our Technology and Operations

Our platform, software and services are designed to provide superior patient and provider experiences. Our scalable, secure architecture supports data exchange, integration with EHRs, other data repositories and third-party devices and access to third party clinical programs. Additionally, we offer a portfolio of services to our clients to support their digital care platform, including workflows and capabilities designed to: attract and retain patients and members, drive operational efficiency, encourage physician engagement, enable digital care delivery for health systems, and lower the cost of care for health plans.

Clinical Services Capabilities

Multiple Digital Practices

Patient care is organized into online practices, analogous to a multi-specialty hospital building, allowing patients to choose from a variety of clinical offerings, ranging from primary to specialty care and from wellness to disease. Practices can be organized by clinical specialty (e.g., primary care, therapy, nutrition), by disease state (e.g., diabetes, asthma, hypertension) or by program type (e.g., smoking cessation, weight loss, wellness). Each practice typically represents a distinct clinical use case with its own associated client branding, patient workflows, associated providers, eligibility and pricing. These practices enable clients to attract patients and members and drive revenue with services they offer.

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

Overall Platform Design

User Experience

The Amwell Converge™ platform is designed to be a consistent experience across any application, workflow or access point for both providers and patients. The entire user experience is brandable by the client, letting providers and patients know they are meeting under the trusted brand of their preferred healthcare organization, driving brand affinity. Additionally, the modular architecture allows for swappable exchange of the entire A/V experience, allowing different vendors or capabilities such as payments or identity management to be quickly integrated in response to client need.

The user experience also has been designed to allow a patient to easily join a visit through Click to Join features: patients can join video visits by clicking on an email or text message, no registration or download required. Tech checks ensure adequate connectivity, browser compatibility and the correct A/V setting, minimizing the risk of dropped or interrupted visits.

Security and Reliability

The Amwell Converge™ platform has been designed to be secure and scalable; testing is automated and includes security scans, all vetted by our QA team. These scans are also vetted by our dedicated cybersecurity team, which includes security experts who monitor and address issues around the clock. We also have a full, evidence-grade digital forensics system that provides real-time analysis using multiple cloud forensic tools to our cybersecurity team. Amwell adheres to what we believe to be the highest security standards in the industry, using Auth0 with OAuth 2.0 SSO webRTC for in-browser video and Google’s Healthcare API for secure and standardized data storage. These security capabilities ensure that clients’ and patients' data are held to high standards, limiting the impact of and ability for cyberattacks.

Scalability and Innovation

The Amwell Converge™ platform allows providers to easily expand their use of digital care, taking advantage of highly scalable managed services from best-in-class technology partners. A serverless multi-cloud microservices architecture lets Amwell adapt to any scale of processing power needed to address visit volumes. Clients can quickly implement a unique experience for patients and providers and embed any workflow in their own branded web and mobile solutions with low code / no code custom development. As digital care delivery continues to evolve, Amwell clients and partners have the flexibility and agility to scale virtual care 10x, or 1,000x, as needed.

Interoperability

The Amwell Converge™ platform is built on FHIR (“Fast Healthcare Interoperability Resources”) – not an antiquated, proprietary data model that needs to be translated to HL7 standards. All data within the platform works with healthcare organizations’ systems and any EHR. Being FHIR-native allows the platform to be interoperable with the entire healthcare ecosystem and creates an open platform for third-party developers.

App Framework

We have opened the Amwell Converge™ platform to others to build on and expand its abilities. The platform can host and operate applications created by outside developers, whether to serve their own organizations or offer innovations to our large ecosystem. The FHIR APIs at the core of the platform can invoke and give context to any external service, which can then be hosted inside the digital care experience, right in the field of view between the patient and the clinician. This app framework allows clients to deliver better, more efficient access to effective care, helping to close gaps in care, enhance treatment and better enable provider-to-patient relationships.

Technology Back-end Architecture

Secure, Scalable, Hosted Environment

We use secure, redundant data centers designed with high levels of availability, redundant subsystems, and compartmentalized security zones. With our platform as a service digital care solution, there is no need for clients to purchase hardware, install and upgrade software, or manage system operations. The hosted approach ensures that visit capacity scales without requiring client-side interventions or upgrades. We manage hosting operations and security, which is monitored 24/7 by our Cyber Command Center (C3) and NOC. We historically deliver high levels of system uptime across our platform.

Due to the sensitive nature of our client and patient data, we have invested heavily in data security and protection. We utilize a multi-tiered security architecture. All data are secured both in motion and at rest using the latest encryption technologies. Our C3 team constantly monitors for vulnerabilities and intrusions, including using third-party vulnerability and penetration testing. We maintain HITRUST, ISO 27001 and PCI compliance certifications. Our system security is regularly evaluated and approved by some of the largest health plans, health systems, financial institutions and technology companies in the world. Amwell has deployed its Digital Behavioral Health, Automated Care, and Scheduled Visits within the EMR products on the Defense Health Agency’s production environment as part of our continued work in the Federal sector. We believe this underscores the advanced security posture that Amwell maintains.

Reporting and Analytics

We provide a range of standard administrative, utilization and clinical reports. More advanced analytics are user-accessible via our Looker data exploration and discovery business intelligence tool.

Branding and Embeddable Experiences

We support differentiated client experiences by offering the ability to fully brand (white label) our software as well as to use our APIs and embeddable widgets for both the patient and provider experiences, covering the relevant web and mobile interfaces (iOS and Android). These capabilities allow clients to seamlessly embed our end-to-end patient and provider digital care functionality in their own websites, software and mobile applications. Such embedding is designed to give patients and providers a consistent user experience without having to switch tabs or windows, additional logins or additional app downloads.

For example, some health systems have embedded our solutions in their branded patient portals. From a provider perspective, clients are embedding the provider virtual care workflow in their EHRs so that online visits are as easy to schedule and conduct as physical visits.

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

Channel partners also play a key role in marketing and selling our products to our client base, primarily focusing on the Amwell Converge™ platform and Carepoint devices. Channel partners may shorten our sales cycle and lower our client acquisition costs. For example, through EHR channel partners we are able to natively embed our technology into existing health system technology infrastructure which, as a competitive differentiator, may lead to a higher win rate. Carepoint channel partners primarily consist of value-added resellers that have established relationships with health systems and health plans. We typically generate lower revenues in connection with sales obtained through these channel partner agreements.

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

AMG's clinical operations team works to standardize virtual medical treatment by creating and maintaining standard operating procedures. This team also monitors waiting room queues and can reassign providers and patients as needed. The team uses analytics to test for appropriateness and efficiency of care as well as prescribing behaviors. AMG's team of nurses uses algorithms to identify potential quality issues and conducts manual reviews of clinical cases, utilizing a random audit process in addition to targeted audits, to ensure high quality care is consistently delivered. Finally, a monthly scorecard is distributed to all AMG providers showing their individual and comparative performance. For urgent care, the median wait time is less than 4 minutes for the 24 months ended December 31, 2024.

Research and Development

Our ability to continue to differentiate and enhance our platform and offerings depends, in large part, on our capacity to continue to introduce new services, technologies, features and functionality. Our research and development team is responsible for the design, development, testing and certification of our solution. We maintain development offices in Ramat Gan, Israel and Bogotá and Medellin, Colombia, to support our international partners and to serve as an additional development resources. In addition, we utilize certain third-party development services to perform application development. We focus our research and development spend on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our products.

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

During the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of digital care services. For example, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to digital care services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. Most Medicare reimbursement flexibilities have been extended through March 31, 2025, including a waiver for geographic site restrictions (patient may be located at home), the expansion of eligible provider types, and coverage for audio-only consults.

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

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. In addition, the improper retention of an overpayment for 60 days or more is also a basis for a False Claim Act action, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines and exclusion from federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.

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

We have made meaningful progress on our ESG goals and reported on this progress in our 2024 Corporate Responsibility Report. Following the publication of our inaugural report in 2022 and annually thereafter, we reached out to our top stakeholders who validated our approach to ESG, which is focused on establishing goals and achieving incremental improvement year over year. Our ESG Taskforce, made up of subject matter experts from across the Amwell HR, Legal, and Investor Relations teams, as well as outside consultants and working with oversight from the Board of Directors ("Board"), steadily advanced our comprehensive ESG strategy connected to our strategic business initiatives.

In 2024, to build on our commitment to environmental responsibility, we conducted our first greenhouse gas emissions (GHG) inventory capturing our combined Scope 1 and 2 emissions, which stems from electricity consumption at our leased office spaces. With our goal of enabling the healthcare industry to move forward into a digital-first paradigm, we are committed to lowering the carbon emissions and overall environmental impact of the delivery of healthcare, including our own.

Our Corporate Responsibility Report is available on the investor relations page of our website. Our website, including the Corporate Responsibility Report available on our website, is not incorporated by reference into this report.

Our commitment to viewing our business through an ESG lens is strong and we continue to be guided by three pillars: Our People, Our Products and Our Operations.

Our ESG Framework

Our Products	Our People	Our Operations
• Operational efficiencies • Environmental stewardship • Clinician shortages and burnout • Patient experience and outcomes • Expanding access to care	• Talent development & engagement • Total rewards and wellbeing • Recruitment • Social responsibility investing in our communities	• Cybersecurity & data privacy • Compliance & ethics

Our company was founded by industry veterans, their passion, energy and expertise have contributed to our success as a leading digital care platform company. We continue to expand our sphere of expertise and have implemented an oversight structure that is designed to enhance our strategic objectives. Our management team is governed by our Board, which works alongside management to determine our business strategy, ensure the sustainable growth of the company, and oversee our enterprise risks and opportunities and ESG initiatives. Our Board consists of nine (9) directors, of whom 22% are women and 78% are independent, who bring a variety of perspectives, experience, and backgrounds to their role of supervising and advising management.

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

Our employees are our most valuable asset. As of December 31, 2024, we had 877 full-time employees of which 83% are based in the United States, spread out across 46 states, 7% in Ireland, 4% in Israel, 4% in Colombia and 2% in the UK.

Recruitment

In 2024, we continued to focus on building a strong pipeline of talent. Amwell has and continues to build partnerships with universities and other organizations across the country and has implemented a competitive intern program to develop a unique candidate pool. In addition, our virtual workforce strategy has allowed us to continue our focus on a global recruitment strategy to hire from all geographies in which we operate. As of December 31, 2024, women represented nearly 49% of our global employees, and 33% of our employees are non-white.

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
Elevating inclusiveness at Amwell
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
•
Enable our ecosystem to improve access to equitable care

Investing in our Communities

Amwell Cares is our Corporate Social Responsibility Initiative. Guided by Amwell’s purpose, mission and values, Amwell Cares is committed to enriching and giving back to the communities we serve, working as One Team to drive the greatest positive impact. Driven by employees, with executive oversight, Amwell Cares works to support various causes, including health equity, hunger relief, and natural disaster recovery, through a variety of activities, including but not limited to company matches, sponsorship of and participation in charity walks/runs, donations and volunteer opportunities, and pro bono healthcare services delivered to communities affected by hurricane, fire or flood. Employees also are encouraged to volunteer on their own and are given a designated volunteer day to allow them time to give back in their local community. In 2024, Amwell continues to donate cash and pro bono healthcare services to support our local communities. Employees also volunteered more than 200 hours of their time to support their communities.

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

In 2024, Amwell launched a Health Equity Task Force focused on 1) increasing cultural competencies around access, products and services, 2) leveraging cross-functional data to enhance culturally intelligent application of Amwell solutions, and 3) enabling our ecosystem to improve access to equitable care.

Intellectual Property

Our patent portfolio consists of approximately 46 patents and 1 pending patent application related to our software and technology. We do not currently consider any of our patents to be material to our business. We continue to submit patent applications for new inventions and ideas we develop as well as monitor competitors in an effort to protect our intellectual property.

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
•
our limited number of significant clients (including our largest client by revenue, Elevance Health, which accounted for 23%, 24% and 27% of our revenue for the years ended December 31, 2022, 2023 and 2024, respectively) and the risk that we may lose their business;
•
weak growth and increased volatility in the digital care market;
•
inability to adapt to rapid technological changes;
•
increased competition from existing and potential new participants in the healthcare industry;
•
our clients’ acceptance of the Amwell Converge™ platform and our ability and the costs to further develop this platform;
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

We have incurred significant losses in each period since our inception. We incurred net losses of $212.6 million, $679.2 million and $272.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $1,965.9 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and develop our enterprise platform and software as a service. We intend to continue scaling our business to increase our client, patient, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which consumers can access our services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, we have undertaken and intend to continue to undertake cost-reduction efforts, such as headcount reductions and footprint optimization. These efforts may not provide the benefits that we expect, and we may be unable to recover the upfront costs associated with such efforts. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

A significant portion of our revenue comes from a limited number of clients and we may be unable to retain our key clients.

We rely on a limited number of clients for a substantial portion of our total revenue. For the years ended December 31, 2024, 2023 and 2022, our largest client, Elevance, accounted for 27%, 24% and 23% of our revenue, respectively. For the years ended December 31, 2024, 2023 and 2022, our top ten clients by revenue accounted for 58%, 51% and 47% of our total revenue, respectively. The loss of any of our key clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on our revenue. Our clients may choose to cancel, not renew or otherwise limit their use of our offerings for a variety of reasons described in this “Risk Factors” section, including mergers and acquisitions involving our clients. Further, as we rely on our reputation and recommendations from key clients in order to promote our solution to potential new clients, the loss of any of our key clients could adversely affect our reputation and our ability to obtain new clients.

We may need additional capital to support the growth of our business, which may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we intend to continue scaling our business to increase our client, patient, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which consumers can access our services. For the years ended December 31, 2024, 2023 and 2022, our net cash used in operating activities was $127.3 million, $148.3 million and $192.3 million respectively. As of December 31, 2024, we had $228.3 million of cash, cash equivalents and short-term investments, which are held for working capital purposes.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, subscription renewal activity, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services, the continuing market acceptance of digital care and the effectiveness of our cost-reduction efforts. Accordingly, we may need to engage in equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing secured by us in the future could require us to dedicate a substantial amount of cash for interest payments and involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital, operate our business and pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms or at times that we require such financing, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

We have incurred and may in the future incur non-cash impairment charges.

If in the future there is a sustained decline in our stock price, adverse changes in our projected cash flows, and/or changes in key assumptions, including but not limited to lower revenue growth, lower operating margin, and/or a lower terminal growth rate, we may be required conduct additional impairment testing of our other intangibles and/or long-lived assets and subsequently record additional non-cash impairment charge. Such a non-cash charge would likely have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge. For additional information, see Part II, Item 7: Management’s Discussion & Analysis of Financial Condition and Results of Operations under the sub-heading “Critical Accounting Policies and Estimates— Intangible Assets.”

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

The digital care market is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the digital care delivery market from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. Our competitors in the digital care delivery market range from traditional digital care players such as Teladoc, Included Health and MDLive; video communications players such as Zoom or Microsoft Teams; physician networks or tools such as Doximity and Caregility; technology companies such as Amazon; and EHR players (which are also partners) such as Epic, Cerner, Allscripts and athenahealth. Competition could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our sales, profitability and market share.

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

To date, we have historically derived a substantial majority of our revenue from clients who pay for access to our enterprise platform and software as a service. Our long-term results of operations and continued growth will depend on our ability to successfully develop and market new digital care products and services that our clients want and are willing to purchase. In addition, we have invested significant resources in research and development to enhance our existing solution and introduce new high-quality digital care products and services, such as our Amwell Converge™ platform, and intend to continue to invest resources to enhance our existing solution and introduce new products and services. If existing clients are not willing to make additional payments for such new applications, or if new clients and their members and patients do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, appropriately timed with market opportunity or effectively brought to market.

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

Our senior management team and workforce are crucial for executing our business strategy.

Our success and execution of our business strategy depends heavily upon our ability to attract and retain key members of senior management and a skilled workforce generally. The members of senior management are at-will employees and therefore they may terminate employment with us at any time with no advance notice. Changes in our management team resulting from the hiring or departure of executives could disrupt our business and involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our business would also be adversely affected if we fail to adequately plan for succession of our executives and senior management. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us. In addition to our management team, our products and services and our operations require a large number of highly skilled employees who we must successfully engage and inspire to be open to change, to innovate and to maintain member- and client-focus when delivering our services. In addition, as we expand internationally, we face the challenge of recruiting, integrating, educating, managing, retaining and developing a more culturally varied workforce.

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

Additionally, certain international geopolitical conflicts, such as between Russia and Ukraine and Israel-Hamas, may create additional risks for our business. For example, we have certain employees, including our CEO, as well as engineering contractors who are located in these regions. The conflicts in those regions and our exposure to it may heighten many other risks disclosed in this “Risk Factors” section, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse macroeconomic conditions; increased exposure to cyber-attacks; risks to the contractors that we use in the region; constraints or disruption in the capital markets and our sources of liquidity; and a potential inability to service certain contractual obligations if our contractors in the region are otherwise unable to perform.

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
•
difficulties in coordinating the activities of our geographically dispersed operations; and
•
political unrest, war, terrorism or regional natural disasters, particularly in areas in which we have facilities.

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

Sales and use and similar tax laws and rates vary greatly from state to state. For 2024, we filed sales and use tax in 47 states. With respect to the remaining states in which we do not collect sales and use or similar taxes, although some of these states consider software-as-a-service to be exempt from sales and use tax or the state does not charge sales and use tax, one or more of the remaining states may assert that we had economic nexus with such state and were required to collect such taxes with respect to past or future services, which could result in tax assessments and penalties and interest. The assertion of such taxes against us for past services, or any requirement that we collect sales taxes on its provision of future services, could have a material adverse effect on our business, cash tax liabilities, results of operations, and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain credit and capital loss carryforwards to offset future taxable income. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2024, we had approximately $986.0 million of federal NOL carryforwards, $45.7 million of tax effected state NOL carryforwards, $12.9 million and $3.0 of federal and state research and development credit carryforwards, respectively. The federal NOL carryforwards for years before 2018 begin to expire in 2026, the state NOL carryforwards began to expire in 2022 and federal research and development credit carryforwards begin to expire in 2027. Federal NOL carryforwards totaling $757.4 million generated in 2018 and after do not expire and can be carried forward indefinitely. Based on our analysis of changes in the ownership of our stock through December 31, 2024, we do not believe that any such changes prior to such date resulted in significant limitations under Section 382 of the Code on our ability to utilize NOL and credit carryforwards generated prior to that date. However, changes in the ownership of our stock after December 31, 2024, some of which are outside of our control, could result in an ownership change under Section 382 of the Code after such date, which could significantly limit our ability to utilize our existing and future NOL and credit carryforwards arising at any time prior to such ownership change. In addition, certain of our NOLs for years before 2019 may be subject to a separate set of limitations applicable to losses from “separate return years,” which may limit our ability to use such losses against the income of our consolidated group. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOL and our research and development credit carryforwards.

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

Our ability to conduct digital care services in a particular jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to digital care services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in the suspension or modification of our digital care operations in certain states. However, the extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of digital care services, it is uncertain how long the relaxed policies will remain in effect. However, although many of the executive orders have expired, several states have made permanent changes to their telehealth requirements, which in most cases will result in increased access to telehealth services. Most of the federal waivers have been extended through March 31, 2025.

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

There are numerous foreign laws, regulations, rules, standards and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of PII and other personal or client data, the scope of which is continually evolving and subject to differing interpretations. If we provide digital care services outside the United States, we must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. For example, we must comply with GDPR and the applicable national data protection laws in the European Union and the UK GDPR in the United Kingdom. The GDPR and the UK GDPR may increasingly diverge from each other, exposing us to additional compliance obligations. Further, European data protection law also imposes strict rules on the transfer of personal data out of the EEA to the United States, which could affect our ability to efficiently process personal data from the EEA. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

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

Finally, as noted above, any conversion of existing shares of Class B or Class C common stock would dilute the relative voting power of all holders of shares of Class A common stock. As of December 31, 2024, the Company had 1,647,295 shares of Class A common stock reserved for issuance upon conversion of Class B and Class C common stock. To the extent that the holders of Class B or Class C common stock convert their shares, your proportional vote out of the 49% vote to which the Class A shares (together with the Class C shares, in the case of votes other than for directors) are entitled while shares of Class B common stock remain outstanding will be diluted.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of January 31, 2025, we had outstanding 13,962,695 shares of Class A common stock, 1,369,518 shares of Class B common stock and 277,777 shares of Class C common stock. Moreover, certain stockholders have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of Class A common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Management is responsible for identifying, considering and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures and maintaining cybersecurity programs. Specifically, our Security Steering Committee ("SSC"), a cross-functional team of employees chaired by our CIO, is responsible for providing strategic guidance and oversight to Amwell’s privacy, risk and security programs and policies. Management has instituted an Information Security Management System ("ISMS"). The ISMS establishes risk-based safeguards that are designed to adequately protect the Company and information acquired through business operations. Amwell maintains its ISMS in accordance with ISO 27001 standards. Amwell is audited annually by a third-party assessment firm that determines the effectiveness of the procedures and processes of its ISMS. Amwell also self-assesses the performance and effectiveness of the ISMS through monitoring, measurement, analysis, and evaluation of controls and control objectives. The SSC ensures the workforce complies with the ISMS policies, procedures and controls through many channels, including annual review of audit and risk assessment results, multifactor authentication, annual employee training and company-wide communications.

Our team of cybersecurity focused employees, under the direction of our CIO, is responsible for assessing our cybersecurity risk and detecting, mitigating and remediating cybersecurity incidents. Our CIO and dedicated personnel are certified and experienced information systems security professionals and information security managers. Personnel with significant security responsibilities receive specialized education and training on their roles and responsibilities prior to being granted access to systems and resources. The pre-employment process for these roles is designed to ensure that security responsibilities are specifically defined. Our CIO has over 15 years of technology leadership experience.

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

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Related to Our Business and Industry” and “Risk Factors – Risks Related to Government Regulation" in this annual report on Form 10-K.

Item 2. Properties.

Our principal executive office is located in Boston, Massachusetts and is a LEED certified building. We also have offices in Ramat Gan, Israel, Tysons Corner, Virginia, Dublin, Ireland and Bogotá and Medellin, Colombi. All of our office locations are leased. We also maintain hardware inventory in facilities based in San Diego, California.

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

Holders

On January 31, 2025, there were 153 stockholders of record of our Class A common stock, two stockholders of record of our Class B common stock and one stockholder of record of our Class C common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required hereunder will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference from Part III. "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2024.

Purchase of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report.

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31	143	$9.48	—	—
November 1 to November 30	13	$9.16	—	—
December 1 to December 31	26	$9.57	—	—
Total	182	$9.47	—	—

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

Fiscal year ended December 31, 2024

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

Overview

Amwell is a leading enterprise platform and software as a service company digitally enabling hybrid care. We empower health providers, payers, and innovators to achieve their digital ambitions, enabling a coordinated experience across in-person, virtual and automated care. We provide our clients with the core technology and services necessary to successfully develop and distribute digital care programs that meet their strategic, operational, financial and clinical objectives under their own brands. We offer our clients products to help weave digital care across all care settings. We bring technology and services that facilitate new models of care, strategic partnerships, consistent execution and better outcomes. As of December 31, 2024, we powered the digital care programs of approximately 50 health plans, which collectively represent more than 80 million covered lives, as well as approximately 100 of the nation’s largest health systems. Since inception, we have powered more than 33.1 million virtual care visits for our clients, including more than 5.9 million in the year ended December 31, 2024.

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

Recent Developments

On January 8, 2025, we, Aligned Telehealth, LLC ("Aligned"), one of our wholly owned subsidiaries, and Avel eCare, LLC (the “Buyer”) entered into an asset purchase agreement (the “Agreement”) relating to the sale to the Buyer of all property and assets owned, leased or licensed by the Seller that are primarily used or held for use in connection with our business of providing telepsychiatry services to hospitals and correctional programs (the “Business”), subject to certain specified exclusions such as cash.

In connection with such purchase and sale, the Buyer assumed specified contracts and the related accounts receivable and all accounts payable and accrued expenses of the Business. The purchase price is comprised of (i) an upfront cash payment of $20.7 million, which is equal to 1.1x the Business’ trailing twelve-month revenue, excluding on-site revenue attributable to certain of the Business’ contracts, subject to customary adjustments and (ii) an additional cash payment (the “Additional Payment”) equal to 0.4x the Buyer and its affiliates’ aggregate revenues arising from the provision of the Business to current customers and potential customers in the sales pipeline during the twelve-month period immediately following the closing, excluding revenues arising from the provision of on-site psychiatric services to certain of the Business’ contracts and other specified revenues, which Additional Payment is payable within ten days following the final determination of the Additional Payment amount.

The Company divested our APC business as it was determined the offering no longer fit our goals around profitability and growth. Streamlining our service offerings will enable us to focus our resources on the Converge platform, strategic customers, and our path to profitability.

Key Metrics and Factors Affecting Our Performance

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions:

Health Systems:

	Years Ended December 31,
	2024	2023	2022
Average Number of Health System Clients	107	129	153
Total Health System Subscription Revenue	$52.0 million	$53.5 million	$61.2 million
Average Annual Contract Value	$488 thousand	$415 thousand	$401 thousand

Health System: A health system is an enterprise platform client whose primary business case is the delivery of care by its providers. A typical health system client has many hospitals within its system. The average number of health system clients is calculated by averaging the number of such clients under contract at the beginning and end of each fiscal year. The decline in number of health system clients is due to consolidation in the market as well as churn experienced with re-platforming.

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

Health Plans:

	Years Ended December 31,
	2024	2023	2022
Average Number of Health Plan Clients	52	55	57
Total Health Plan Subscription Revenue	$49.9 million	$49.2 million	$48.7 million
Average Annual Contract Value	$963 thousand	$902 thousand	$862 thousand

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

We continue to experience strong adoption and usage of our enterprise platform and software as a service. In the year ended December 31, 2023, our clients completed a total of 6.3 million visits on our enterprise platform, while in the year ended December 31, 2024, 5.9 million visits were completed. AMG providers accounted for 25% and 25% of total visits performed on our enterprise platform during the years ended December 31, 2024 and 2023, respectively.

Visits:

	Years Ended December 31,
	2024	2023	2022
Overall Visits	5,905,000	6,290,000	6,465,000
AMG Visits	1,475,000	1,590,000	1,640,000
Total Visit Revenue	$116.5 million	$119.5 million	$124.3 million
Revenue per Visit	$79	$75	$76

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

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we believe adjusted EBITDA, a non-GAAP measure, is useful in evaluating our operating performance. We use adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that this non-GAAP financial measure, when taken together with the corresponding GAAP financial measures, provides meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of adjusted EBITDA is helpful to our investors as it is a metric used by management in assessing the health of our business and our operating performance. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measure as a tool for comparison. A reconciliation is provided below for our non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of this non-GAAP financial measure to their most directly comparable GAAP financial measures, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

Adjusted EBITDA is a key performance measure that our management uses to assess our operating performance. Because adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes and in evaluating acquisition opportunities.

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) tax benefit and expense, (iii) depreciation and amortization, (iv) goodwill impairment, (v) stock-based compensation expense, (vi) severance and strategic transformation costs, (vii) capitalized software costs, (viii) litigation expenses related to the defense of our patents in the patent infringement claim filed by Teladoc and (ix) other items affecting our results that we do not view as representative of our ongoing operations. We had no such other items during the years ended December 31, 2024, 2023 and 2022.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(212,638)	$(679,171)	$(272,072)
Add:
Depreciation and amortization	32,975	31,492	26,153
Interest and other income, net	(10,757)	(19,422)	(6,123)
Expense from income taxes	2,751	3,860	64
Goodwill impairment	—	436,479	—
Stock-based compensation	47,505	72,040	69,144
Severance and strategic transformation costs(1)	20,892	4,414	—
Noncash expenses and contingent consideration adjustments(2)	—	—	12,153
Capitalized software costs	(15,102)	(15,056)	(10,155)
Litigation expense(3)	—	—	5,575
Adjusted EBITDA	$(134,374)	$(165,364)	$(175,261)

(1)
Severance and strategic transformation costs include expenses associated with the termination of employees and expenses that focus on transforming the strategy of the Company’s sales and growth organization as well as our overall cost structure during the year ended December 31, 2024 and 2023, as described below in “—Severance and strategic transformation costs.”
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

Severance and strategic transformation costs

In the twelve months ended December 31, 2024, the Company recorded charges of $20.9 million, in connection with severance and strategic transformation costs. The Company has executed a series of individual actions designed to maintain or improve our operating results and profitability. The Company continues to evaluate potential actions and may incur additional strategic transformation costs in future periods.

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

For further information, see Note 19, "Severance and strategic transformation costs," to the consolidated financial statements included in this Report.

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

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. In recent years, we accelerated the expansion of our enterprise platform volume capacity and the development of additional functionality through new programs and modules. We have made an effort to optimize our resourcing structure with a mix of nearshore and offshore employees and contractors, resulting in a more efficient cost structure. While we have recognized an increase in the research and development expense throughout the prior years, the corresponding future revenue growth is expected to result in lower expenses as a percentage of revenue. We believe increased spending in prior years was a temporary investment to accelerate development of a more scalable and economically beneficial solution that will properly position the Company to benefit in the long term and have seen marked decline during 2024 as we return to normal levels of spend in future periods.

We expect research and development expense to decrease over the next year and then to remain flat in future periods. Our research and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our research and development expenses based on customer demand and emerging market trends.

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

We expect sales and marketing expense to decrease over the next year and then to remain flat in future periods. Our sales and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising and marketing expenses.

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

We expect our general and administrative expenses to decrease over the next year and then remain relatively flat in future periods, based on the impact of cost savings measure put in place throughout 2024. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the timing of contracts with strategic customers and the timing and extent of our general and administrative expenses.

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

Consolidated Results of Operations

The following table sets forth our summarized consolidated statement of operations data for the years ended December 31, 2024, 2023 and 2022 and the dollar and percentage change between the respective periods:

	Years Ended December 31,
				Fiscal Year 2024 to Fiscal Year 2023		Fiscal Year 2023 to Fiscal Year 2022
(in thousands)	2024	2023	2022	Change	%	Change	%
Revenue	$254,364	$259,047	$277,190	$(4,683)	(2)%	$(18,143)	(7)%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	155,412	164,287	160,422	(8,875)	(5)%	3,865	2%
Research and development	86,065	105,827	138,487	(19,762)	(19)%	(32,660)	(24)%
Sales and marketing	76,272	86,460	81,628	(10,188)	(12)%	4,832	6%
General and administrative	121,174	126,645	146,353	(5,471)	(4)%	(19,708)	(13)%
Depreciation and amortization expense	32,975	31,492	26,153	1,483	5%	5,339	20%
Goodwill impairment	—	436,479	—	(436,479)	100%	436,479	100%
Total costs and operating expenses	471,898	951,190	553,043	(479,292)	(50)%	398,147	72%
Loss from operations	(217,534)	(692,143)	(275,853)	474,609	(69)%	(416,290)	151%
Interest income and other income (expense), net	10,757	19,422	6,123	(8,665)	(45)%	13,299	217%
Loss before expense from income taxes and loss from equity method investment	(206,777)	(672,721)	(269,730)	465,944	(69)%	(402,991)	149%
Expense from income taxes	(2,751)	(3,860)	(64)	1,109	(29)%	(3,796)	5,931%
Loss from equity method investment	(3,110)	(2,590)	(2,278)	(520)	20%	(312)	14%
Net loss	(212,638)	(679,171)	(272,072)	466,533	(69)%	(407,099)	150%
Net loss attributable to non-controlling interest	(4,495)	(4,007)	(1,643)	(488)	12%	(2,364)	144%
Net loss attributable to American Well Corporation	$(208,143)	$(675,164)	$(270,429)	$467,021	(69)%	$(404,735)	150%

Revenue

For the year ended December 31, 2024, subscription revenue increased $3.2 million due to growth in our strategic clients. While our aggregated number of health systems clients declined during re-platforming and market consolidation, we have retained the majority of our historically significant clients and with the Amwell Converge™ platform have been able to strengthen and expand our strategic clients during the year. The increase was offset with a decrease in visit revenue of $3.0 million due to a decline in visit volume and lower utilization in specialty care, and a decrease in other revenue of $4.8 million primarily related to a decrease in marketing and services revenue due to timing of services provided to various strategic customers each year.

For the year ended December 31, 2023, subscription revenue declined $8.6 million due to customer churn during re-platforming, partially offset by growth in our existing strategic clients. While our aggregated number of health systems clients declined during re-platforming, we have retained the majority of our historically significant clients and with the Amwell Converge™ platform have been able to strengthen and expand our strategic clients during the year. Visit revenue decreased $4.9 million due to a decline in visit volume and lower utilization in specialty care. Other revenue decreased by $4.7 million primarily related to a decrease in hardware and services revenue.

Costs of Revenue, Excluding Depreciation and Amortization of Intangible Assets

For the year ended December 31, 2024, the decrease in cost of revenue was primarily driven by a decrease in marketing services provided for customers of $3.2 million, and a decrease in employee and provider costs of $3.6 million, driven by headcount reduction and lower visit volume. Consulting spend also decreased by $2.1 million. The Company's cost savings measures continue to have a positive impact on gross margin.

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

Research and Development Expenses

For the year ended December 31, 2024, the decrease in research and development expense was primarily driven by a decrease of $12 million in consulting spend as the peak development of the Amwell Converge™ platform is complete. There was also a decrease in employee-related costs (including stock comp expense) of $7.6 million due to headcount reduction.

For the year ended December 31, 2023, the decrease in research and development expense was primarily driven by a decrease of $24.8 million in consulting services as spend related to the development of the Amwell Converge™ platform has declined (contributing to this decrease was $15.1 million capitalized as software development costs) as well as a decrease of $1.2 million in third party software costs. There was a decrease in $0.7 million in employee related costs and $0.6 million in recruiting and hew hire costs due to a reduction in headcount. Research and development expense also decreased as there was no non-cash compensation in the current year related to the SilverCloud acquisition, and there was a charge of $3.4 million in the prior year due to the settlement of the SilverCloud bonus escrow award in 2022.

Total research and development employee headcount decreased to 289 on December 31, 2024, as compared to 332 on December 31, 2023 and 358 on December 31, 2022.

Sales and Marketing Expenses

For the year ended December 31, 2024, the decrease in sales and marketing expense was driven by a decrease in employee-related costs of $8.6 million, a decrease in other consulting spend of $1.9 million, a decrease in business related travel of $1.1 million and a decrease in marketing spend of $1.0 million, due to headcount reduction and cost savings measures put into place. These decreases were partially offset by $3.6 million in non-recurring consulting costs related to organizational strategy initiatives.
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

Total sales and marketing employee headcount decreased to 180 on December 31, 2024, as compared to 304 on December 31, 2023 and 291 on December 31, 2022.

General and Administrative Expenses

For the year ended December 31, 2024, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $9.6 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions. In addition, insurance costs decreased by $2.3 million and consulting spend decreased $2.9 million. There were also decreases of $0.8 million in business related travel and $1.2 million in third-party software costs. The reduction in spend was due to cost savings measures put into place. These decreases were partially offset by $5.0 million in non-recurring consulting costs related to organizational strategy initiatives and $7.1 million in bad debt mainly driven by service interruptions in third-party providers.

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

General and administrative expenses, excluding the decrease in stock-based compensation, are expected to decrease in 2025 and then remain relatively flat in future periods as we have now recognized the impact of many strategic transformation costs.

Total general and administrative employee headcount decreased to 189 on December 31, 2024, as compared to 229 on December 31, 2023 and 248 on December 31, 2022.

Depreciation and Amortization Expense

Depreciation expense declined $0.3 million from the year ended December 31, 2024 as assets from prior years have become fully depreciated. Amortization expense increased by $1.8 million for the year ended December 31, 2024. The increase in amortization was related to the amortization of the internally developed software intangible assets that had a full year of amortization.

Depreciation expense remained consistent for the year ended December 31, 2023. Amortization expense increased by $6.2 million for the year ended December 31, 2023. The increase in amortization was related to the amortization of the internally developed software intangible assets.

Goodwill Impairment

During the year ended December 31, 2023, the goodwill was fully impaired by $436.5 million as a result of sustained decreases in the Company's publicly quoted share price and market capitalization.

Interest Income and Other Income (Expense), net

For the year ended December 31, 2024, interest income and other expenses consist primarily of interest income and gains from our cash equivalents. The decrease in interest income is due to a reduction in our cash equivalents, which were invested in money market securities yielding a lower rate of return for the majority of 2024.

For the year ended December 31, 2023, interest income and other expenses consist primarily of interest income and gains from our cash equivalents and short-term investments, the increase in interest income is due to the increase in interest rates on investments held during the year (investments matured just prior to December 31, 2023).

(Expense) Benefit from Income Taxes

Income tax expense was $2.8 million for the year ended December 31, 2024, compared to income tax expense of $3.9 million for the year ended December 31, 2023. The decrease in the expense is primarily due to an decrease in foreign tax expense.

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

During the years ended December 31, 2024 and 2023, the Company recognized a loss of $3.1 million and $2.6 million as its proportionate share of the joint venture results of operations, respectively.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Years December 31,
	2024	2023	2022
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(127,338)	$(148,343)	$(192,323)
Net cash used in investing activities	(18,652)	(19,168)	(11,630)
Net cash provided by (used in) financing activities	1,381	2,147	(3,612)
Total	$(144,609)	$(165,364)	$(207,565)

Sources of Financing

Our principal sources of liquidity were cash and cash equivalents totaling $228.3 million as of December 31, 2024, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash and cash equivalents are comprised of money market funds.

As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations of $217.5 million and a net loss of $212.6 million for year ended December 31, 2024 and had an accumulated deficit of $1,965.9 million as of December 31, 2024.

The Company has no debt as of December 31, 2024 and expects to generate operating losses in future years.

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

Cash Used in Operating Activities

For the year ended December 31, 2024, cash used in operating activities was $127.3 million. The primary driver of this use of cash was our net loss of $212.6 million. The net loss was reflective of the investments made back into the Company (from a technology and infrastructure perspective), partially offset by the overall growth of our business including expansion of business with existing clients and the addition of new strategic agreements. Cash used in operations reflects an increase in accounts receivable of $25.0 million which was primarily driven by service delays in third party providers. The net loss was partially offset by non-cash expenses of $95.3 million (primarily stock-based compensation of $47.5 million and depreciation and amortization of $33.0 million).

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

Cash Used in Investing Activities

Cash used in investing activities was $18.7 million for the year ended December 31, 2024. Cash used in investing activities consisted of $15.1 million of capitalized software development costs and a $3.4 million investment in the less than majority owned joint venture.

Cash used in investing activities was $19.2 million for the year ended December 31, 2023. Cash used in investing activities consisted of $15.1 million of capitalized software development costs, a $3.9 million investment in the less than majority owned joint venture, and purchases of investments of $390.0 million offset by $390.0 million in proceeds from maturities of investments

Cash used in investing activities was $11.6 million for the year ended December 31, 2022. Cash used in investing activities consisted of a $2.0 million investment in the CCAW, JV LLC joint venture with Cleveland Clinic, $10.2 million of capitalized software development costs, $0.3 million in the purchases of property and equipment, and purchases of investments of $499.2 million offset by $500.0 million in proceeds from maturities of investments.

Cash Provided by (Used in) Financing Activities

Cash provided by financing activities for the year ended December 31, 2024, was $1.4 million. Cash provided by financing activities consisted of $1.4 million of proceeds from the exercise of employee stock options and employee stock purchase plan.

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2024:

	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating Leases	$8,303	$3,763	$4,540	$—	$—
Purchase Obligations	$39,530	16,088	23,442	—	—
Total	$47,833	$19,851	$27,982	$—	$—

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

When there is a triggering event the Company assesses the potential impact on its definite-lived intangibles and other long-lived assets. To test intangible assets for impairment the Company performs an undiscounted cash flow analysis to establish fair value. The significant estimates used in fair value methodology, which are based on Level 3 inputs, include the Company's expectations for future operations and projected cash flows, including revenue, gross margin and operating expenses. Reasonably possible changes in those assumptions could result in non-cash impairment charges in the future.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $228.3 million, $372.0 million, and $538.5 million as of December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, 2023 and 2022 the Company held no investments. The cash and cash equivalents are held for investment in our business operations and working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

We do not believe that an increase or decrease of 100 basis points in interest rates would have a material effect on our business, financial condition or results of operations. However, our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Interest rates rose some in early 2024 but have started to decline may continue to decline in 2025. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

Fluctuations in the value of our money market funds caused by a change in interest rates (gains or losses on the carrying value) are recorded in other income and are realized only if we sell the underlying securities.

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of December 31, 2024 the Company has a foreign subsidiary and branch in Israel, the functional currency for each is New Israel Shekel, and another foreign subsidiary in Colombia, the functional currency of this subsidiary is the U.S. dollar. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The transactional activity for these entities in the years ended December 31, 2023 and 2024 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. As our international operations expand, it will increase our exposure to foreign currency exchange risk in the future.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last two years. However, the U.S. economy has experienced and is continuing to experience high rates of inflation, and such inflation risk may continue in 2025. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2024. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our officers and directors adopted or terminated any Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, senior management and employees that are reasonably designed to promote compliance with applicable insider trading laws, rules and regulations and applicable listing standards. Our Insider Trading Policy is filed as Exhibit 19.1 of this Annual Report. In addition, it is our policy to comply with applicable securities laws when we engage in transactions in our securities.

Item 9C. Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3)
Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporation by Reference
		Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-248309	3.1	August 24, 2020

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-39515	3.1	July 15, 2024

3.3	By-Laws	S-1	333-248309	3.2	August 24, 2020

4.1	Form of Common Stock Certificate	S-1	333-248309	4.1	August 24, 2020

4.2	Second Amended and Restated Investors’ Rights Agreement, dated October 8, 2010	S-1	333-248309	4.2	August 24, 2020

4.3	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated November 1, 2016	S-1	333-248309	4.3	August 24, 2020

4.4	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated May 29, 2018	S-1	333-248309	4.4	August 24, 2020

4.5	Amendment No. 3 to Second Amended and Restated Investors’ Rights Agreement, dated September 5, 2019	S-1	333-248309	4.5	August 24, 2020

4.6	Amendment No. 5 and Joinder to Second Amended and Restated Investors’ Rights Agreement, dated September 21, 2020	8-K	001-39515	10.1	September 22, 2020

4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39515	4.7	March 26, 2021

10.1#	Amended and Restated 2006 Employee, Director and Consultant Stock Plan, as amended	S-1	333-248309	10.1	August 24, 2020

10.2#	2020 Equity Incentive Plan	S-1	333-248309	10.5	August 24, 2020

10.3†	Master Services Agreement, dated January 1, 2023, by and among American Well Corporation and Elevance Health, Inc.	8-K	001-39515	10.1	December 1, 2022

10.4†	Statement of Work, dated as of November 28, 2022, by and between American Well Corporation and Elevance Health, Inc.	8-K	001-39515	10.2	December 1, 2022

10.5†	Provider Agreement, dated as of November 28, 2022, by and between Blue Cross of California doing business as Anthem Blue Cross and Online Care Group, P.C.	8-K	001-39515	10.3	December 1, 2022

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

		8-K	001-39515	10.4	December 1, 2022

10.7	Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated December 20, 2012, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.11	August 24, 2020

10.8	Amendment No. 1 to the Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated January 1, 2016, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.12	August 24, 2020

10.9	Form of Indemnification Agreement	S-1	333-248309	10.19	August 24, 2020

10.10#	Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.20	August 24, 2020

10.12	Amendment No 1 to the MSA Agreement, dated October 20, 2023, between Elevance Health, Inc and American Well Corporation	10-Q	001-39515	10.1	November 1, 2023

10.13#	2020 Employee Stock Purchase Plan	S-1	333-248309	10.23	August 24, 2020

10.14#	Restricted Stock Unit Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.24	August 24, 2020

10.15#	Restricted Stock Unit Agreement between American Well Corporation and Roy Schoenberg, dated June 18, 2020	S-1	333-248309	10.25	August 24, 2020

10.16#†	Business Support Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and Online Care Network P.C. and, as to certain sections, Peter Antall, M.D.	S-1	333-248309	10.26	August 24, 2020

10.17#	Amendment No. 6 to the Business Support Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and Online Care Network P.C.	S-1	333-248309	10.27	August 24, 2020

10.18#†	Business Support Subcontractor Services Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.28	August 24, 2020

10.19#	Amendment No. 4 to the Business Support Subcontractor Services Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.29	August 24, 2020

10.20#	Notice of Restricted Stock Unit Agreement	10-K	001-39515	10.20	February 15, 2024

10.21#§	Employment Agreement between American Well Corporation and Kurt Knight, dated August 26, 2020	S-1	333-248309	10.34	August 24, 2020

10.22#	Notice of Restricted Stock Unit Agreement and PSU Forfeiture	10-K	001-39515	10.22	February 15, 2024

10.23#§	Employment Agreement between American Well Corporation and Phyllis Gotlib, dated January 1, 2018	S-1	333-252047	10.29	January 12, 2021

10.24#	Employment Agreement between American Well Corporation and Vaughn Paunovich, dated May 19, 2022	10-Q	001-39515	10.1	May 3, 2023

10.25#	Employment Agreement between American Well Corporation and Robert Shepardson, dated September 15, 2021	8-K	001-39515	10.1	September 21, 2021

10.26#	Addendum to Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 29, 2021	10-Q	001-39515	10.39	November 12, 2021

10.27#	Non-Employee Director Compensation Policy	10-K	001-39515	10.36	March 26, 2021

10.28#	2020 Employee Stock Purchase Plan Sub-Plan for Israeli Participants	10-K	001-39515	10.37	March 26, 2021

10.29#	Form of PSU Award Agreement 2023	10-Q	001-39515	10.2	November 1, 2023

10.30#	Sub Plan to the 2020 Equity Incentive Plan Republic of Ireland and the United Kingdom	10-K	001-39515	10.39	February 28, 2022

10.31#	American Well Corporation Non-Employee Director Compensation Policy	10-Q	001-39515	10.2	May 3, 2023

10.32#	American Well Corporation Sub Plan to the 2020 Employee Stock Purchase Plan Republic of Ireland and the United Kingdom, dated February 8, 2022	10-K	001-39515	10.41	February 28, 2022

10.33#	Form of PSU Award Agreement	10-Q	001-39515	10.1	May 10, 2022

10.34#	Amendment to the 2020 Employee Stock Purchase Plan	10-Q	001-39515	10.2	May 10, 2022

10.35#	Employment Agreement between American Well Corporation and Phyllis Gotlib, dated April 8, 2022	8-K	001-39515	10.1	August 5, 2022

10.36#	Performance Share Unit Agreement between American Well Corporation and Ido Schoenberg, dated May 11, 2022	10-Q	001-39515	10.3	August 5, 2022

10.37#	Performance Share Unit Agreement between American Well Corporation and Roy Schoenberg, dated May 11, 2022	10-Q	001-39515	10.4	August 5, 2022

10.38#	Amendment No. 1 Employment Agreement by and between Kurt Knight and American Well Corporation, dated August 26, 2020	10-Q	001-39515	10.1	November 8, 2022

10.39#	Amendment No. 1 Employment Agreement by and between Robert Shepardson and American Well Corporation, dated September 15, 2021	10-Q	001-39515	10.2	November 8, 2022

10.40#	Amendment No. 1 Employment Agreement by and between Phyllis Gotlib and American Well Corporation, dated April 8, 2022	10-Q	001-39515	10.3	November 8, 2022

10.41#	Amendment No 1 to the MSA Agreement, dated October 20, 2023 between Elevance Health, Inc. and American Well Corporation	10-Q	001-39515	10.1	November 1, 2023

10.42#	Form of PSU Award Agreement 2023	10-Q	001-39515	10.2	November 1, 2023

10.43#	Transition Agreement between American Well Corporation and Dr. Roy Schoenberg, dated June 13, 2024	8-K	001-39515	10.1	June 13, 2024

10.44#	Amended and Restated Employment Agreement between American Well Corporation and Dr. Roy Schoenberg, dated June 13, 2024	8-K	001-39515	10.2	June 13, 2024

10.45#	Employment Agreement between American Well Corporation and Kathy Weiler, dated April 17, 2023	10-Q	001-39515	10.3	July 31, 2024

10.46#	Amendment to Employment Agreement between American Well Corporation and Kathy Weiler, dated August 16, 2024	8-K	001-39515	10.1	August 22, 2024

10.47#	Employment Agreement between American Well Corporation and Mark Hirschhorn, dated October 14, 2024	8-K	001-39515	10.1	October 15, 2024

10.48#	Form of Executive Retention Letter	10-Q	001-39515	10.3	October 30, 2024

10.49#	Amendment to Employment Agreement between American Well Corporation and Mark Hirschhorn, dated December 17, 2024	8-K	001-39515	10.1	December 18, 2024

10.50#	Separation Agreement between American Well Corporation and Kathy Weiler, dated December 17, 2024	8-K	001-39515	10.2	December 18, 2024

10.51#	American Well Corporation Inducement Plan	8-K	001-39515	10.1	October 25, 2024

10.52#	Non-Employee Director Compensation Policy	10-Q	001-39515	10.1	May 1, 2024

10.53#	Asset Purchase Agreement among American Well Corporation, Aligned Telehealth, LLC and Avel eCare, LLC	8-K	001-39515	10.1	January 10, 2025

19.1*	Insider Trading Policy

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities

Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy Regarding Recovery of Erroneously Awarded Compensation	10-K	001-39515	97.1	February 15, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

American Well Corporation

Date: February 12, 2025	By:	/s/ Ido Schoenberg, MD
Ido Schoenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ido Schoenberg, MD	Chief Executive Officer (principal executive officer)	February 12, 2025
Ido Schoenberg

/s/ Mark Hirschhorn	Chief Financial Officer (principal financial officer)	February 12, 2025
Mark Hirschhorn

/s/ Paul McNeice	Chief Accounting Officer (principal accounting officer)	February 12, 2025
Paul McNeice

/s/ Roy Schoenberg, MD, MPH	Director	February 12, 2025
Roy Schoenberg

/s/ Rivka Goldwasser	Director	February 12, 2025
Rivka Goldwasser

/s/ Stephen Schlegel	Director	February 12, 2025
Stephen Schlegel

/s/ Dr. Peter Slavin	Director	February 12, 2025
Dr. Peter Slavin

/s/ Derek Ross	Director	February 12, 2025
Derek Ross

/s/ Dr. Toby Cosgrove	Director	February 12, 2025
Toby Cosgrove

/s/ Rob Webb	Director	February 12, 2025
Rob Webb

/s/ Deborah Jackson	Director	February 12, 2025
Deborah Jackson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Well Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Well Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Platform Subscription and Visits

As described in Notes 1, 2 and 4 to the consolidated financial statements, the Company generates revenue primarily from contracts with clients who purchase subscriptions to access the Company’s enterprise software. Clients can also purchase access to the Company’s co-branded digital care practice hosted on the Company’s shared services platform. The Company also generates revenue when either the enterprise digital care platform or the shared services platform is utilized to conduct a medical visit. The Company’s revenue for platform subscription and visits was $232 million for the year ended December 31, 2024.

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

February 12, 2025

We have served as the Company’s auditor since 2016.

AMERICAN WELL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$228,316	$372,038
Accounts receivable ($616 and $1,626, from related parties and net of allowances of $7,236 and $2,291, respectively)	71,885	54,146
Inventories	2,858	6,652
Deferred contract acquisition costs	2,513	2,262
Prepaid expenses and other current assets	11,421	14,484
Total current assets	316,993	449,582
Restricted cash	795	795
Property and equipment, net	376	572
Intangibles assets, net	101,538	120,248
Operating lease right-of-use asset	7,203	10,453
Deferred contract acquisition costs, net of current portion	5,350	4,792
Other assets	2,213	2,083
Investment in minority owned joint venture (Note 2)	1,500	1,180
Total assets	$435,968	$589,705
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,015	$4,864
Accrued expenses and other current liabilities	49,326	38,988
Operating lease liability, current	3,690	3,580
Deferred revenue ($198 and $1,286 from related parties, respectively)	53,232	46,365
Total current liabilities	111,263	93,797
Other long-term liabilities	1,170	1,425
Operating lease liability, net of current portion	4,511	8,206
Deferred revenue, net of current portion ($10 and $0 from related parties, respectively)	2,780	6,091
Total liabilities	119,724	109,519
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2024 and as of December 31, 2023	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 13,922,877 and 12,776,608 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 1,369,518 shares issued and outstanding; 200,000,000 Class C shares authorized 277,777 issued and outstanding as of December 31, 2024 and as of December 31, 2023	156	145
Additional paid-in capital	2,286,380	2,237,502
Accumulated other comprehensive income (loss)	(15,840)	(15,650)
Accumulated deficit	(1,965,924)	(1,757,778)
Total American Well Corporation stockholders’ equity	304,772	464,219
Non-controlling interest	11,472	15,967
Total stockholders’ equity	316,244	480,186
Total liabilities and stockholders’ equity	$435,968	$589,705

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue
($3,165, $3,859 and $4,544 from related parties, respectively)	$254,364	$259,047	$277,190
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	155,412	164,287	160,422
Research and development	86,065	105,827	138,487
Sales and marketing	76,272	86,460	81,628
General and administrative	121,174	126,645	146,353
Depreciation and amortization expense	32,975	31,492	26,153
Goodwill impairment	—	436,479	—
Total costs and operating expenses	471,898	951,190	553,043
Loss from operations	(217,534)	(692,143)	(275,853)
Interest income and other income (expense), net	10,757	19,422	6,123
Loss before expense from income taxes and loss from equity method investment	(206,777)	(672,721)	(269,730)
Expense from income taxes	(2,751)	(3,860)	(64)
Loss from equity method investment	(3,110)	(2,590)	(2,278)
Net loss	(212,638)	(679,171)	(272,072)
Net loss attributable to non-controlling interest	(4,495)	(4,007)	(1,643)
Net loss attributable to American Well Corporation	$(208,143)	$(675,164)	$(270,429)
Net loss per share attributable to common stockholders, basic and diluted	$(13.88)	$(47.50)	$(19.72)
Weighted-average common shares outstanding, basic and diluted	14,999,590	14,212,505	13,712,290
Net loss	$(212,638)	$(679,171)	$(272,072)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(190)	1,319	(10,616)
Comprehensive loss	(212,828)	(677,852)	(282,688)
Less: Comprehensive loss attributable to non-controlling interest	(4,495)	(4,007)	(1,643)
Comprehensive loss attributable to American Well Corporation	$(208,333)	$(673,845)	$(281,045)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of December 31, 2021	13,093,411	$132	$2,056,763	$(6,353)	$(811,284)	$1,239,258	$21,617	$1,260,875
Exercise of common stock options	134,515	1	5,665	—	—	5,666	—	5,666
Vesting of restricted stock units	268,577	3	(3)	—	—	—	—	—
Shares withheld related to net share settlement and retired treasury stock	(4,250)	—	(45)	—	(315)	(360)	—	(360)
Issuance of stock under employee stock purchase plan	35,168	—	2,503	—	—	2,503	—	2,503
Issuance of common stock related to Conversa earn-out settlement	51,048	1	4,297	—	—	4,298	—	4,298
Issuance of common stock related to SilverCloud earn-out settlement	247,992	2	12,943	—	—	12,945	—	12,945
Issuance of stock related to SilverCloud bonus escrow	30,330	—	—	—	—	—	—	—
Receipt of Section 16(b) disgorgement	—	—	295	—	—	295	—	295
Stock-based compensation expense	—	—	69,144	—	—	69,144	—	69,144
Capital contributed by selling shareholders of acquired businesses	—	—	11,173	—	—	11,173	—	11,173
Currency translation adjustment	—	—	—	(10,616)	—	(10,616)	—	(10,616)
Net loss	—	—	—	—	(270,429)	(270,429)	(1,643)	(272,072)
Balances as of December 31, 2022	13,856,791	$139	$2,162,735	$(16,969)	$(1,082,028)	$1,063,877	$19,974	$1,083,851
Exercise of common stock options	14,329	—	569	—	—	569	—	569
Vesting of restricted stock units	504,815	5	(5)	—	—	—	—	—
Shares withheld related to net share settlement and retired treasury stock	(13,248)	—	—	—	(586)	(586)	—	(586)
Issuance of stock under employee stock purchase plan	61,216	1	2,163	—	—	2,164	—	2,164
Stock-based compensation expense	—	—	72,040	—	—	72,040	—	72,040
Currency translation adjustment	—	—	—	1,319	—	1,319	—	1,319
Net loss	—	—	—	—	(675,164)	(675,164)	(4,007)	(679,171)
Balances as of December 31, 2023	14,423,903	$145	$2,237,502	$(15,650)	$(1,757,778)	$464,219	$15,967	$480,186
Vesting of restricted stock units	1,031,080	10	(10)	—	—	—	—	—
Shares repurchased and retired	(338)	—	—	—	(3)	(3)	—	(3)
Issuance of stock under employee stock purchase plan	115,527	1	1,383	—	—	1,384	—	1,384
Stock-based compensation expense	—	—	47,505	—	—	47,505	—	47,505
Currency translation adjustment	—	—	—	(190)	—	(190)	—	(190)
Net loss	—	—	—	—	(208,143)	(208,143)	(4,495)	(212,638)
Balances as of December 31, 2024	15,570,172	$156	$2,286,380	$(15,840)	$(1,965,924)	$304,772	$11,472	$316,244

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(212,638)	$(679,171)	$(272,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	436,479	—
Depreciation and amortization expense	32,973	31,512	26,167
Provisions for credit losses	7,090	1,057	806
Inventory write-off	1,893	—	—
Amortization of deferred contract acquisition costs	2,457	2,261	1,684
Amortization of deferred contract fulfillment costs	459	432	620
Noncash compensation costs incurred by selling shareholders	—	—	11,139
Accretion of discounts on debt securities	—	(10,010)	—
Interest on debt securities	—	10,010	—
Stock-based compensation expense	47,542	72,246	67,675
Loss on equity method investment	3,110	2,590	2,278
Deferred income taxes	(243)	(242)	(2,524)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(25,012)	3,248	(8,140)
Inventories	1,901	2,085	(1,207)
Deferred contract acquisition costs	(3,287)	(4,499)	(2,771)
Prepaid expenses and other current assets	2,601	4,694	(161)
Other assets	(217)	(76)	(235)
Accounts payable	159	(2,361)	(4,780)
Accrued expenses and other current liabilities	10,118	(15,139)	8,962
Other long-term liabilities	—	—	(25)
Deferred revenue	3,756	(3,459)	(19,739)
Net cash used in operating activities	(127,338)	(148,343)	(192,323)
Cash flows from investing activities:
Purchases of property and equipment	(119)	(192)	(292)
Capitalized software development costs	(15,103)	(15,056)	(10,155)
Investment in less than majority owned joint venture	(3,430)	(3,920)	(1,960)
Purchases of investments	—	(389,990)	(499,223)
Proceeds from sales and maturities of investments	—	389,990	500,000
Net cash used in investing activities	(18,652)	(19,168)	(11,630)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	569	5,740
Proceeds from employee stock purchase plan	1,384	2,164	2,503
Payments for the purchase of treasury stock	(3)	(586)	(360)
Proceeds from Section 16(b) disgorgement	—	—	295
Payment of contingent consideration	—	—	(11,790)
Net cash provided by (used in) financing activities	1,381	2,147	(3,612)
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	887	(1,144)	(305)
Net decrease in cash, cash equivalents, and restricted cash	(143,722)	(166,508)	(207,870)
Cash, cash equivalents, and restricted cash at beginning of period	372,833	539,341	747,211
Cash, cash equivalents, and restricted cash at end of period	$229,111	$372,833	$539,341
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	228,316	372,038	538,546
Restricted cash	795	795	795
Total cash, cash equivalents, and restricted cash at end of period	$229,111	$372,833	$539,341
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$4,105	$5,003	$1,723
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock in settlement of earnout	$—	$—	$17,243

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

Reverse Stock Split

On June 18, 2024, the Company’s stockholders approved a reverse stock split of its Class A common stock, Class B common stock and Class C common stock (collectively, the "common stock") at a ratio ranging from 1-for-10 to 1-for-20, with the exact ratio determined by the Company’s Board of Directors. On June 28, 2024, the Company's Board of Directors approved a 1-for-20 reverse stock split (Reverse Split) of its common stock that became effective on July 10, 2024. The Reverse Stock Split did not change the Company's authorized number of shares of common stock. The Reverse Stock Split did not change the par value of the common stock and, therefore the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. No fractional shares were issued in connection with the Reverse Split, and stockholders who would otherwise have been entitled to receive a fractional share instead received a cash payment equal to the fraction of a share of common stock in lieu of such fractional share. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock option award or purchase right under the Company’s equity incentive plans, see Note 8. All shares of the Company’s common stock, stock-based instruments and per-share data included in these consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2024, the Company has primarily funded its operations with proceeds from the initial public offering, the sales of convertible preferred stock and revenue from clients who purchase access to the enterprise platform and software as a service. On September 21, 2020 the Company closed on the initial public offering raising $822,267 in gross proceeds. On September 21, 2020 the Company closed on a private placement with Google raising $100,000 in gross proceeds. Since inception, the Company has incurred recurring losses. As of December 31, 2024, the Company had an accumulated deficit of $1,965,924. The Company expects to continue to generate operating losses for the near future.

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

Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in interest income and other income (expense), net in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2024, 2023 and 2022 the Company’s gains (losses) from foreign currency remeasurement and settlement were $0, $(11) and $(377).

Segment Information

The Company’s chief operating decision maker (CODM), its Chief Executive Officer, is provided financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company operates and manages its business as one reportable and operating segment. In addition, substantially all of the Company’s revenue and long-lived assets are attributable to operations in the United States for all periods presented.

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

Concentrations of Credit Risk and Significant Clients

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts receivable. The Company invests its excess cash with large financial institutions. Cash and cash equivalents are invested in highly rated money market funds. At times the Company’s cash balances with individual banking institutions are in excess of federally insured limits. The Company’s investments are invested in U.S. government agency bonds. The Company has not experienced any losses on its deposits of cash, cash equivalents or investments. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

As of December 31, 2024 two clients accounted for 47% and 13% of outstanding accounts receivable and as of December 31, 2023 one client accounted for 40% of outstanding accounts receivable. For the years ended December 31, 2024, 2023 and 2022, sales to one client represented 27%, 24% and 23% of the Company’s total revenue, respectively.

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2024 and 2023, the Company maintained letters of credit totaling $795 and $795, respectively, for the benefit of the landlord of its leased property. The Company has classified $795 and $795 as non-current on its consolidated balance sheet as of December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, there were no investments that had been in a continuous loss position for more than 12 months.

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

Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Finite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives. Intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require updates and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. During the year ended December 31, 2023 the Company concluded there was a triggering event and a recoverability test for intangible assets was performed. No impairment was identified as result of the recoverability test. The Company did not identify a triggering event during the year ended December 31, 2024. No impairments were identified during the year ended December 31, 2024, 2023 and 2022.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. To date, the Company has not recorded any impairment losses on long-lived assets. No impairments were identified during the years ended December 31, 2024, 2023 and 2022.

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

During the year ended December 31, 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. During the years ended December 31, 2024, 2023 and 2022 the Company made a capital contribution of $3,430, $3,920 and $1,960, respectively, related to a portion of the phase one capital commitment. For the years ended December 31, 2024, 2023 and 2022, the Company recognized a loss of $3,110, $2,590 and $2,278 as its proportionate share of the joint ventures results of operations, respectively. Accordingly, the carrying value of the equity method investment as of December 31, 2024 and 2023 was $1,500 and $1,180, respectively.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statement of operations and comprehensive loss. For the years ended December 31, 2024, 2023 and 2022, the Company’s advertising expenses were $3,935, $5,508 and $6,607, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Internal-Use Software

The Company evaluates development costs incurred to develop functionality in connection with its internal-use software for capitalization. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Capitalized internal-use software costs are included in intangible assets on the consolidated balance sheet for the years ended December 31, 2024 and 2023. There were no impairment charges related to capitalized software development costs during the years ended December 31, 2024, 2023 and 2022. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three to five years.

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends, but contractually does not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2024, 2023 and 2022.

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

For clients who purchase access to the enterprise platform and software as a service (the “Amwell Platform”), the Company hosts a dedicated instance of the Amwell Platform, brandable by the client, with customized workflows and operating choices. The implementation services for the Amwell Platform are not distinct within the context of the contract because the Company’s promise to perform the implementation services are not separately identifiable from the access to the Amwell Platform. The implementation services, which customize the client’s Amwell Platform, are integral to the client’s ability to derive its intended benefit from the Amwell Platform. The development and implementation services generally span several months and cannot be performed by another entity. Therefore, access to the Amwell Platform and the implementation services are bundled together and represent a single performance obligation. The fixed consideration related to the single performance obligation is generally recognized on a straight-line basis over the contract term beginning on the date access to the Amwell Platform is provided. The Company uses a time-elapsed method to measure progress because the Company transfers control evenly over the contractual period.

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

Clients may be billed prior to the related goods or services being transferred to the client. In determining the transaction price, the Company adjusts the promised amount of consideration for a significant financing component if the timing of payments agreed to by the parties in the contract provide the client a significant benefit of financing. The Company has applied the practical expedient and recognizes the promised amount of consideration without adjusting for the effects of a significant financing component if the Company expects, at contract inception, that the period between the transfer of goods or services to the client when the client pays for that good or service will be one year or less. As of December 31, 2024, the effect of the financing component is not significant and does not materially change the amount of revenue that would be recognized under a contract.

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

In addition to the fixed consideration received from the Amwell Platform and Amwell Practice, the Company can also receive variable consideration based on the number of members serviced (that is, a stated fee per member per month). The Company allocates the per member per month variable consideration to the month that the fee is earned, correlating with the amount of services it is providing, which is consistent with the allocation objective of the series guidance. Revenue recognized from the per member per month variable consideration does not represent a significant portion of total revenue for the years ended December 31, 2024, 2023 and 2022.

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

Recently Issued and Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which includes amendments to improve reportable segment disclosures. The guidance was adopted with the fiscal year ended December 31, 2024 and impacted the disclosures related to segments (see Note 3).

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes amendments to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We are evaluating the effect that this guidance will have on our consolidated financial statement disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of income statement expenses (“ASU 2024-03”), which requires disaggregated information about certain income statement expense line items on an annual and interim basis. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statement disclosures.

3. Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s enterprise platform and software as a service solutions enable hybrid care delivery for our customers. The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, the Company derives revenue primarily in the United States and manages the business activities on a consolidated basis.

The Company generates revenues from the use of our enterprise platform and software as a service in the form of recurring subscription fees for use. We also generate revenue from the performance of patient visits and other related professional services and hardware sales. The accounting policies are the same as those described in the summary of significant accounting policies.

The Company’s chief operating decision maker (CODM), its Chief Executive Officer, reviews financial information presented on a consolidated basis and decides how to allocate resources based on net loss. Consolidated net loss is used for evaluating financial performance. The monitoring of budgeted versus actual results are used in assessing performance of the Company and in establishing management’s compensation.

The significant expense categories and amounts align with information that is regularly provided to the CODM. Significant segment expenses, which represent the difference between revenue and net loss, consist of the following:

	Years Ended December 31,
	2024	2023	2022
Employee compensation	192,812	202,380	197,183
Consulting costs	24,267	43,135	68,433
Provider cost	69,538	72,000	73,254
Stock-based compensation expense	47,505	72,040	69,144
Other segment expense items (1)	137,776	561,635	145,029
Total costs and operating expenses	471,898	951,190	553,043

(1) Other segment expense items primarily include hosting, hardware, corporate compliance, severance, strategic transformation costs, amortization, depreciation, bad debt, goodwill impairment and overhead expenses.

4. Revenue and Deferred Revenue

Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended December 31,
	2024	2023	2022
Platform subscription	$115,543	$112,361	$120,919
Visits	116,456	119,485	124,350
Other	22,365	27,201	31,921
Total Revenue	$254,364	$259,047	$277,190

Contract Balances

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. Unbilled receivables as of December 31, 2024 and December 31, 2023 is $13,628 and $5,500, respectively, and has been included within accounts receivable on the consolidated balance sheet.

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $36,430, $40,595, and $56,595, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

The Company receives payments from clients based upon contractual billing schedules. The Company typically invoices its clients annually in advance for their annual software access fee. The Company records accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically net 30 days.

Deferred Revenue

Significant changes in the Company’s deferred revenue balance for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Total deferred revenue, beginning of the period	$52,456	$55,794	$75,896
Additions	130,559	124,091	106,330
Recognized	(127,003)	(127,429)	(126,432)
Total deferred revenue, end of the period	$56,012	$52,456	$55,794
Current deferred revenue	53,232	46,365	49,505
Non-current deferred revenue	2,780	6,091	6,289
Total	$56,012	$52,456	$55,794

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2024 and 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $143,529 and $217,736, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years. As it pertains to the December 31, 2024 amount, the Company expects to recognize 74% of the transaction price in the year ending December 31, 2025 in its consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

5. Variable Interest Entities

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

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PCs after elimination of intercompany transactions were $34,050 and $2,053, respectively, as of December 31, 2024 and $33,842 and $1,803, respectively as of December 31, 2023.

Total revenue included on the consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $61,357, $72,349 and $74,389 for the years ended December 31, 2024, 2023 and 2022, respectively. Net loss included on the consolidated statements of operations and comprehensive was not material for the years ended December 31, 2024, 2023 and 2022.

6. National Telehealth Network

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $4,495, $4,007 and $1,643 for the years ended December 31, 2024, 2023 and 2022, respectively. The carrying value of the non-controlling interest was $11,472 and $15,967 as of December 31, 2024 and 2023.

7. Fair Value Measurements

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$140,639	$—	$—	$140,639
Total financial assets:	$140,639	$—	$—	$140,639

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Money market funds	$299,300	$—	$—	$299,300
Total financial assets:	$299,300	$—	$—	$299,300

As of December 31, 2024 and 2023, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3. Interest income for the years ended December 31, 2024, 2023 and 2022 was $11,770, $9,306 and $4,957, respectively.

8. Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
	2024	2023	2022
Allowance for credit losses, beginning of the period	$2,291	$1,884	$1,809
Provisions	7,093	1,034	803
Write-offs	(2,148)	(627)	(728)
Allowance for credit losses, end of the period	$7,236	$2,291	$1,884

9. Deferred Contract Acquisition and Contract Fulfillment Costs

The following table represents a rollforward of the Company’s deferred contract acquisition costs:

	December 31,
	2024	2023
Beginning balance as of January 1	$7,054	$4,788
Additions to deferred contract acquisition costs	3,214	4,511
Amortization of deferred contract acquisition costs	(2,450)	(2,266)
Currency translation adjustments	45	21
Ending balance	$7,863	$7,054
Deferred contract acquisition costs, current	$2,513	$2,262
Deferred contract acquisition costs, noncurrent	5,350	4,792
Total	$7,863	$7,054

Amortization expense related to deferred contract acquisition costs for the years ended December 31, 2024, 2023 and 2022 was $2,450, $2,266 and $1,683, respectively.

The following table represents a rollforward of the Company’s deferred contract fulfillment costs:

	December 31,
	2024	2023
Beginning balance as of January 1	$901	$1,281
Additions to deferred contract fulfillment costs	612	52
Amortization of deferred contract fulfillment costs	(459)	(432)
Ending balance	$1,054	$901
Deferred contract fulfillment costs, current	$447	$309
Deferred contract fulfillment costs, noncurrent	607	592
Total	$1,054	$901

Amortization expense related to deferred contract fulfillment costs for the years ended December 31, 2024, 2023 and 2022 was $459, $432 and $620, respectively.

10. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2024	2023
Furniture and fixtures	$229	$232
Computer and office equipment	7,440	7,322
Computer software	5,110	5,125
Leasehold improvements	685	692
	13,464	13,371
Less: Accumulated depreciation and amortization	(13,088)	(12,799)
Property and equipment, net	$376	$572

Depreciation and amortization expense related to property and equipment was $315, $631 and $1,515 for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2022 the Company disposed of fully depreciated assets with a gross value of $1,139.

11. Goodwill and Intangible Assets

Goodwill consisted of the following as of:

	December 31,
	2024	2023
Beginning Balance as of January 1	$—	$435,279
Purchase accounting adjustment	—	—
Goodwill Impairment	—	(436,479)
Currency translation adjustments	—	1,200
Ending Balance	$—	$—

2023 Goodwill Impairment

In the third quarter of 2023, the Company experienced triggering events, due to sustained decreases in the Company's publicly quoted share price and market capitalization, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles. As such, the Company assessed the definite-lived intangible assets or other long-lived assets for impairment by performing an undiscounted cash flow analysis to establish fair value. The significant estimates used in fair value methodology, which are based on Level 3 inputs, include the Company's expectations for future operations and projected cash flows, including revenue, gross margin and operating expenses. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets, as they passed the recoverability test. No triggering events were identified in the fourth quarter of 2023.

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

Identified intangible assets consisted of the following as of:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2024
Customer relationships	$80,437	$(41,199)	39,238	5.7
Contractor relationships	535	(370)	165	4.0
Trade name	13,731	(7,404)	6,327	3.2
Technology	88,350	(58,606)	29,744	2.4
Internally developed software	40,314	(14,250)	26,064	3.7
	$223,367	$(121,829)	$101,538

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2023
Customer relationships	$80,558	$(33,109)	47,449	6.5
Contractor relationships	535	(329)	206	5.0
Trade name	14,303	(5,389)	8,914	4.1
Technology	90,204	(45,482)	44,722	3.3
Internally developed software	25,210	(6,253)	18,957	2.4
	$210,810	$(90,562)	$120,248

The Company capitalized $15,103 and $15,056 of costs during the year ended December 31, 2024 and December 31, 2023, respectively, related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related technology. Amortization expense related to intangible assets for the years ended December 31, 2024, 2023 and 2022 was $32,660, $30,861 and $24,638, respectively.

Estimated future amortization expense of the identified intangible assets as of December 31, 2024, is as follows:

2025	$34,978
2026	$25,121
2027	$14,526
2028	$12,063
2029	$7,428
Thereafter	$7,422
101,538

12. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2024	2023
Employee compensation and benefits	$25,988	$15,573
Professional services	3,791	3,838
Provider services	9,461	7,437
Other	10,086	12,140
Total	$49,326	$38,988

13. Stockholders’ Equity

Undesignated Preferred Stock

In connection with our IPO in September 2020, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by our board of directors. No shares of preferred stock were issued or outstanding as of December 31, 2024 and December 31, 2023.

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

Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend right of the preferred stockholders. No dividends have been declared through December 31, 2024.

In the year ended December 31, 2022 the Company issued 1.0 million and 5.0 million shares of Class A common stock at a fair value of $4.21 and $2.61 per share in connection with the settlement of the earnouts for Conversa and SilverCloud, respectively. In the year ended December 31, 2022 the Company also issued 0.6 million shares of Class A common stock in relation to the early settlement of the bonus escrow.

In the year ended December 31, 2024 no shares of Class B common stock were converted to Class A common stock. As of December 31, 2024 the par value of the Class A, Class B and Class C shares was $139, $14 and $3, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	13,922,877	13,922,877
Class B	100,000,000	1,369,518	1,369,518
Class C	200,000,000	277,777	277,777
	1,300,000,000	15,570,172	15,570,172

As of December 31, 2024 and 2023, the Company had reserved 4,622,750 and 3,725,304 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant, respectively.

Stock Plans and Stock Options

The Company maintains the 2006 Employee, Director and Consultant Stock Plan as amended and restated (the “2006 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”) and 2024 Inducement Plan (the “2024 Plan” together, the “Plans”) under which it has granted incentive stock options, non-qualified stock options, and restricted stock units to employees, officers, and directors of the Company. In connection with the adoption of the 2020 Plan, the then-remaining shares of common stock reserved for grant or issuance under the 2006 Plan became available for issuance under the 2020 Plan, and no further grants will be made under the 2006 Plan. The Plans are administered by the board of directors with respect to awards to non-employee directors and by the compensation committee, with respect to other participants, are collectively, referred to as the plan administrator. The exercise prices, vesting and other restrictions are determined at the discretion of the plan administrator. Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. Stock options granted under the Plans typically vest over four years and expire ten years after the grant date. The Company had 771,730 shares available for grant as of December 31, 2024.

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	499,442	$101.82	4.6	$—
Forfeited	(66,892)	$95.91
Expired	(4,840)	$36.00
Outstanding as of December 31, 2024	427,710	$103.49	3.7	$—
Vested and expected to vest as of December 31, 2024	427,351	$103.48	3.7	$—
Options exercisable as of December 31, 2024	427,490	$103.49	3.7	$—

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022, was $0, $206 and $5,167, respectively. The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

There were no options granted during the years ended December 31, 2024, 2023 and 2022.

The Company received cash proceeds from the exercise of common stock options of $569 and $5,740 during the years ended December 31, 2023 and 2022, respectively. No stock options were exercised in the year ended December 31, 2024.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit activity for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	1,119,107	$74.39
Granted	1,903,463	19.44
Vested	(1,031,080)	46.04
Forfeited	(637,450)	50.44
Unvested as of December 31, 2024	1,354,040	$30.01

The total grant date fair value of RSU’s granted for the years ended December 31, 2024, 2023 and 2022 was $37,010, $39,419 and $63,987, respectively. The aggregate intrinsic value of restricted stock units vested for the years ended December 31, 2024, 2023 and 2022 was $13,744, $18,773 and $22,218, respectively.

Restricted Stock Units with a Market Condition

The total grant-date fair value of performance-based market condition share awards granted during the year ended December 31, 2023 and 2022 was $5,805 and $63,157, respectively. No performance-based market condition share awards were granted during the year ended December 31, 2024. In the year ended December 31, 2024, the Company cancelled 422,319 restricted stock units with a market condition that were not expected to vest. The Company subsequently issued 595,462 restricted stock units to the individuals who had held the canceled awards. The cancelation and subsequent issuance was treated as a modification.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2024	1,335,803	$45.82
Granted	—	—
Vested	—	—
Cancelled/Forfeited	(559,923)	54.56
Unvested as of December 31, 2024	775,880	$39.51

The weighted average estimated fair value of the performance-based market condition share awards granted during the year ended December 31, 2024 and December 31, 2023 was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

	Years Ended December 31,
	2024	2023	2022
Risk-free rate	N/A	4.61%	2.34%
Term to end of performance period (yrs)	N/A	3 years	3 years
Weighted average valuation date stock price	N/A	$2.76	$3.50
Expected volatility	N/A	70%	75%
Expected dividend yield	N/A	0%	0%

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

During the years ended December 31, 2024, 2023 and 2022 the Company issued 115,527, 61,216 and 35,168 shares under the ESPP. As of December 31, 2024 329,741 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2024	2023	2022
Cost of revenues	$1,470	$1,681	$1,605
Research and development	7,160	10,348	10,236
Selling and marketing	4,954	8,613	7,182
General and administrative	33,921	51,398	50,121
Total	$47,505	$72,040	$69,144

As of December 31, 2024, total unrecognized compensation cost related to the unvested common stock-based awards was $29,672, which is expected to be recognized over a weighted-average period of 1.9 years.

14. Commitments and Contingencies

Leases

The Company’s primary lease represents the lease for its corporate headquarters in Boston, Massachusetts. The Company modified the corporate headquarter lease during the third quarter of 2021. Rent expense for the years ended December 31, 2024, 2023 and 2022 was $3,746, $4,292 and $4,967. The carrying value of the Company’s right-of-use assets are substantially concentrated in real estate as the Company primarily leases office space. The Company’s policy is not to record leases with an original lease term of one year or less on the consolidated balance sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. The Company does not have any lease contracts with the option to purchase as of December 31, 2024.

	Years Ended December 31,
	2024	2023	2022
The components of lease cost under ASC 842 were as follows:
Operating lease cost	$3,390	$3,495	$3,694
Short-term lease cost	—	—	—
Variable lease cost	—	—	—
Total lease cost	$3,390	$3,495	$3,694

	Years Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,690	$3,527	$2,672
Non-cash lease activity:
Right-of-use lease assets obtained in exchange for new operating lease liability:
Operating leases	$—	$—	$851

	As of December 31,
	2024	2023
Supplemental balance sheet information related to leases is as follows:
Operating leases
Operating lease right-of-use assets	$7,203	$10,453
Total operating right-of-use lease assets	$7,203	$10,453
Operating lease liabilities, current	3,690	3,580
Operating lease liabilities, net of current portion	4,511	8,206
Total operating lease liabilities	$8,201	$11,786
Weighted-average remaining lease term (in years)	2.2 years	3.2 years
Weighted-average discount rate	1.2%	1.2%

As of December 31, 2024, minimum future lease payments for these operating leases were as follows:

Years ending December 31,
2025	3763
2026	3647
2027	893
2028	—
2029	—
Thereafter	—
Total lease payments	$8,303
Less imputed interest	(102)
Total present value of lease liabilities	$8,201

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through December 31, 2024, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. On September 14, 2020, the Company received a letter from Teladoc Health, Inc. alleging that certain of the Company’s cart products and associated peripherals infringe upon their patents. On October 12, 2020, Teladoc Health, Inc filed a claim against the Company related to these allegations. On June 30, 2022, the claim was dismissed pursuant to a confidential settlement between the parties. As of December 31, 2024 and 2023, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

15. Income Taxes

During the years ended December 31, 2024, 2023 and 2022 the Company recorded an income tax (expense) benefit of $(2,751), $(3,860) and $(64), respectively. The December 31, 2024 and December 31, 2023 income tax provision is primarily due to foreign income taxes in Israel. The December 31, 2022 income tax provision is primarily due to foreign income taxes in Israel partially offset by losses in Ireland. For the years ended December 31, 2024, 2023 and 2022, the Company’s loss before income taxes is primarily generated in the United States as the pre-tax loss from the Company’s foreign subsidiaries is not significant.

The components of our current and deferred portions of the provision for income taxes are presented in the table below:

	Years Ended December 31,
	2024	2023	2022
Current income tax (provision) benefit:
Federal	$(40)	$(237)	$—
State	(115)	(167)	(22)
Foreign	(2,847)	(3,614)	(3,256)
Total Current	$(3,002)	$(4,018)	$(3,278)
Deferred income tax (provision) benefit:
Federal	$—	$—	$—
State	—	—	—
Foreign	251	158	3,214
Total Deferred	$251	$158	$3,214
Total provision for income taxes	$(2,751)	$(3,860)	$(64)

The following reconciles the differences between income taxes computed at the federal statutory rate and the provision for income taxes:

	Years Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.0	1.1	3.7
Valuation allowance	(20.4)	(7.1)	(18.5)
Stock-based compensation	(2.3)	(1.3)	(5.1)
Permanent differences	(2.0)	(14.0)	(0.7)
Research and development credit	5.3	0.0	0.0
Other	(2.9)	(0.3)	(0.4)
Effective income tax rate	(1.3)%	(0.6)%	—%

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$258,002	$229,264
Research and development credit carryforwards	15,234	1,660
Deferred revenue	298	2,687
Deferred compensation	7,571	5,687
Leasing obligation	2,138	3,087
Capitalized research expense	45,670	43,476
Other	3,736	2,415
Total deferred tax assets	332,648	288,276
Total valuation allowance	313,147	263,001
Total net deferred tax assets	19,501	25,275
Joint venture investment basis difference	(841)	(1,054)
Intangibles	(15,800)	(20,879)
Right-of-use assets	(1,878)	(2,738)
Other	(2,006)	(1,902)
Total deferred tax assets (liabilities)	(20,525)	(26,573)
Net deferred tax liabilities	$(1,024)	$(1,298)

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company's history of cumulative net losses incurred in the U.S. since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net domestic deferred tax assets as of December 31, 2024, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024, 2023 and 2022 related primarily to the increase in net operating loss carryforwards in 2024, 2023 and 2022 and were as follows:

	Years Ended December 31,
	2024	2023	2022
Valuation allowance as of beginning of the year	$263,001	$214,776	$164,391
Increases recorded to income tax provision	50,146	48,225	50,403
Decreases recorded as a benefit to income tax provision	—	—	(18)
Valuation allowance as of end of year	$313,147	$263,001	$214,776

As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $985,956, which begin to expire in 2026. The Company’s federal net operating losses generated for the years ended after December 31, 2017, which amounted to a total of $757,416, can be carried forward indefinitely. The Company has tax effected state net operating losses of approximately $45,747, which began to expire in 2024. In addition, the Company has federal and state research and development tax credit carryforwards of $12,853 and $3,014, which begin to expire in 2027 and 2035, respectively.

Utilization of the Company's net operating loss ("NOL") carryforwards and research and development ("R&D") credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("Section 382") as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, could result in a change of control as defined by Section 382. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2021 would limit or otherwise restrict its ability to utilize its NOL and R&D credit carryforwards. As a result of this analysis, it was determined that $1,680 federal and $6,391 state net operating loss carryforwards generated through December 31, 2021 will expire unused. The Company also conducted an updated analysis under Section 382 to determine if historical changes in ownership through December 31, 2023 would limit or otherwise restrict its ability to utilize its NOL and R&D credit carryforwards. No changes were identified other than those noted in the prior Section 382 study completed as of December 31, 2021. Changes in ownership occurring after December 31, 2023, could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

The Company does not have unrecognized tax benefits related to uncertain tax positions. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception. The tax years 2006 through 2024 remain open to examination by major taxing jurisdictions to which the Company is subject, which is primarily in the United States (U.S.), as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service (IRS) or state tax authorities if they have or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress by the IRS or any other jurisdiction other than Israel for any tax years. Israel has open audits for the years ending December 31, 2021 through December 31, 2023.

16. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of December 31, 2024 and 2023, the Company held short-term deferred revenue of $153 and $43, respectively from contracts with this client. As of December 31, 2024 and 2023, amounts due from Cleveland Clinic were $216 and $24.

During the years ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $1,566, $2,283 and $2,803, respectively, from contracts with this client.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a less than majority owned interest in. During the year ended December 31, 2020 the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the years ended December 31, 2024 and 2023 the Company made a capital contributed of $3,430 and $3,920, related to a portion of the phase one capital commitment.

As of December 31, 2024 and 2023, the Company held short and long term deferred revenue of $55 and $1,243 from contracts with this client. As of December 31, 2024 and 2023 amounts due from CCAW, JV LLC were $400 and $1,602, respectively. During the year ended December 31, 2024, 2023 and 2022, the Company recognized revenue of $1,599, $1,576 and $1,741 from contracts with this client.

17. Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company contributed a total of $3,418, $3,639 and $3,363 to the plan for the years ended December 31, 2024, 2023 and 2022, respectively.

18. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(212,638)	$(679,171)	$(272,072)
Net loss attributable to non-controlling interest	(4,495)	(4,007)	(1,643)
Net loss attributable to American Well Corporation	$(208,143)	$(675,164)	$(270,429)
Denominator:
Weighted-average common shares outstanding, basic and diluted	14,999,590	14,212,505	13,712,290
Net loss per share attributable to common stockholders, basic and diluted	$(13.88)	$(47.50)	$(19.72)

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

	Years Ended December 31,
	2024	2023	2022
Unvested restricted stock units	1,354,040	1,119,107	884,350
Unvested performance market-based stock units	775,880	1,335,803	1,280,114
Options to purchase shares of common stock	427,710	499,442	551,998
	2,557,630	2,954,352	2,716,462

19. Severance and strategic transformation costs

In 2024 the Company has executed a series of individual actions, referred to as strategic transformation actions. Strategic transformation costs include one time employee termination benefits, strategic transformation consulting expenses, as well as other incremental costs resulting from these actions. Employee termination benefits are recorded in accordance with standard Company policy. Strategic transformation costs are recognized in the Company's consolidated financial statements in accordance with GAAP. Charges are recorded when such actions are approved, communicated, and/or implemented. Amounts remaining to be paid for any strategic transformation costs are $3,631 and included in accrued expenses on the consolidated balance sheet.

In the twelve months ended December 31, 2024, the Company recorded charges of $20,892, in connection with individual strategic transformation actions. For the twelve months ended December 31, 2024, these charges consist of $462 recorded as cost of sales, $2,399 recorded as research and development expense, $6,842 as sales and marketing expense, and $11,189 as general and administrative expenses.

20. Subsequent Events

On January 8, 2025, Amwell entered into and closed on an asset purchase agreement relating to the sale of all property and assets owned, leased or licensed by Amwell's wholly owned subsidiary, Aligned Telehealth, LLC ("Aligned"), and affiliated clinical partner, Asana Integrated Medical Group ("Asana" and together with Aligned, "APC"), which are primarily used or held for use in connection with the APC Business, subject to certain specified exclusions such as cash.

In connection with such purchase and sale, the buyer assumed specified contracts and the related accounts receivable and all accounts payable and accrued expenses of the APC Business. The purchase price is comprised of (i) an upfront cash payment of $20,714, which is equal to 1.1x the APC Business’ trailing twelve-month revenue, excluding on-site revenue attributable to certain of the APC Business’ contracts, subject to customary adjustments and (ii) an additional cash payment (the “Additional Payment”) equal to 0.4x the buyer and its affiliates’ aggregate revenues arising from the provision of the APC Business to current customers and potential customers in the sales pipeline during the twelve-month period immediately following the closing, excluding revenues arising from the provision of on-site psychiatric services to certain of the APC Business’ contracts and other specified revenues, which Additional Payment is payable within ten days following the final determination of the Additional Payment amount. If the buyer experiences certain change-of-control events during the twelve-month period immediately following the closing or if the buyer fails to pay the Additional Payment (“Acceleration Event”), Amwell may elect to receive an amount equal to 0.4x the buyer and its affiliates’ aggregate revenues arising from the provision of the APC Business to current customers and potential customers in the sales pipeline of APC during the twelve-month period ending on the last day of the month immediately preceding the month in which the applicable Acceleration Event occurs.