Form 10-Q
period 2025-03-31
American Well Corp
filed 2025-05-01
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 14, 2025, the number of shares of the registrant’s Class A common stock outstanding was 14,162,309, the number of shares of the registrant’s Class B common stock outstanding was 1,369,518 and the number of shares of the registrant’s Class C common stock outstanding was 277,777.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$222,411	$228,316
Accounts receivable ($450 and $616, from related parties and net of allowances of $6,975 and $7,236, respectively)	72,004	71,885
Inventories	2,530	2,858
Deferred contract acquisition costs	2,564	2,513
Prepaid expenses and other current assets	11,991	11,421
Total current assets	311,500	316,993
Restricted cash	795	795
Property and equipment, net	336	376
Intangible assets, net	90,789	101,538
Operating lease right-of-use asset	6,386	7,203
Deferred contract acquisition costs, net of current portion	5,359	5,350
Other assets	3,581	2,213
Investment in minority owned joint venture (Note 2)	722	1,500
Total assets	$419,468	$435,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,432	$5,015
Accrued expenses and other current liabilities	39,143	49,326
Operating lease liability, current	3,723	3,690
Deferred revenue ($126 and $198 from related parties, respectively)	57,429	53,232
Total current liabilities	106,727	111,263
Other long-term liabilities	1,205	1,170
Operating lease liability, net of current portion	3,573	4,511
Deferred revenue, net of current portion ($0 and $10 from related parties, respectively)	2,189	2,780
Total liabilities	113,694	119,724
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2025 and as of December 31, 2024	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 14,137,621 and 13,922,877 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 1,369,518 shares issued and outstanding; 200,000,000 Class C shares authorized 277,777 issued and outstanding as of March 31, 2025 and as of December 31, 2024	158	156
Additional paid-in capital	2,294,608	2,286,380
Accumulated other comprehensive income	(16,183)	(15,840)
Accumulated deficit	(1,984,629)	(1,965,924)
Total American Well Corporation stockholders’ equity	293,954	304,772
Non-controlling interest	11,820	11,472
Total stockholders’ equity	305,774	316,244
Total liabilities and stockholders’ equity	$419,468	$435,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
($432 and $872 from related parties, respectively)	$66,833	$59,522
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	31,574	41,153
Research and development	22,102	26,680
Sales and marketing	12,576	25,726
General and administrative	23,192	32,757
Depreciation and amortization expense	7,800	8,238
Total costs and operating expenses	97,244	134,554
Loss from operations	(30,411)	(75,032)
Interest income and other income (expense), net	2,688	3,784
Gain on divestiture	10,713	—
Loss before expense from income taxes and loss from equity method investment	(17,010)	(71,248)
Expense from income taxes	(568)	(1,275)
Loss from equity method investment	(778)	(926)
Net loss	(18,356)	(73,449)
Net income (loss) attributable to non-controlling interest	348	(1,344)
Net loss attributable to American Well Corporation	$(18,704)	$(72,105)
Net loss per share attributable to common stockholders, basic and diluted	$(1.19)	$(4.94)
Weighted-average common shares outstanding, basic and diluted	15,672,373	14,591,020
Net loss	$(18,356)	$(73,449)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(343)	(563)
Comprehensive loss	(18,699)	(74,012)
Less: Comprehensive loss attributable to non-controlling interest	348	(1,344)
Comprehensive loss attributable to American Well Corporation	$(19,047)	$(72,668)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2025	15,570,172	$156	$2,286,380	$(15,840)	$(1,965,924)	$304,772	$11,472	$316,244
Vesting of restricted stock units, including units with a market condition	137,838	1	(1)	—	—	—	—	—
Shares repurchased and retired	(177)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	77,083	1	543	—	—	544	—	544
Stock-based compensation expense	—	—	7,686	—	—	7,686	—	7,686
Currency translation adjustment	—	—	—	(343)	—	(343)	—	(343)
Net loss	—	—	—	—	(18,704)	(18,704)	348	(18,356)
Balances as of March 31, 2025	15,784,916	158	2,294,608	(16,183)	(1,984,629)	293,954	11,820	305,774

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2024	14,423,903	$145	$2,237,502	$(15,650)	$(1,757,778)	$464,219	$15,967	$480,186
Vesting of restricted stock units	326,743	3	(3)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	53,675	1	955	—	—	956	—	956
Stock-based compensation expense	—	—	16,228	—	—	16,228	—	16,228
Currency translation adjustment	—	—	—	(563)	—	(563)	—	(563)
Net loss	—	—	—	—	(72,105)	(72,105)	(1,344)	(73,449)
Balances as of March 31, 2024	14,804,321	149	2,254,682	(16,213)	(1,829,883)	408,735	14,623	423,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,356)	$(73,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,801	8,236
Provisions for credit losses	(204)	883
Amortization of deferred contract acquisition costs	644	585
Amortization of deferred contract fulfillment costs	218	85
Inventory write-off	125	—
Net gain on divestiture	(10,713)	—
Stock-based compensation expense	7,339	16,238
Loss on equity method investment	778	926
Deferred income taxes	(6)	(5)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(7,274)	(27,506)
Inventories	328	74
Deferred contract acquisition costs	(675)	(947)
Prepaid expenses and other current assets	(786)	(1,611)
Other assets	(302)	262
Accounts payable	1,428	1,851
Accrued expenses and other current liabilities	(8,978)	33
Deferred revenue	3,525	14,589
Net cash used in operating activities	(25,108)	(59,756)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(75)
Capitalized software development costs	—	(2,818)
Investment in less than majority owned joint venture	—	(1,715)
Purchases of investments	(1,000)	—
Proceeds from divestiture, net of cash divested	20,400	—
Net cash used in investing activities	19,391	(4,608)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	544	956
Payments for the purchase of treasury stock	(1)	—
Net cash provided by financing activities	543	956
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	(731)	(31)
Net decrease in cash, cash equivalents, and restricted cash	(5,905)	(63,439)
Cash, cash equivalents, and restricted cash at beginning of period	229,111	372,833
Cash, cash equivalents, and restricted cash at end of period	$223,206	$309,394
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	222,411	308,599
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$223,206	$309,394
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$827	$630

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

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2024, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three months ended March 31, 2025 are not necessarily indicative of results for the full 2025 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $26,313 and $328, respectively, as of March 31, 2025 and $34,050 and $2,053, respectively as of December 31, 2024.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $9,667 and $17,580 for the three months ended March 31, 2025 and 2024, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended March 31, 2025 and 2024.

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

In 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also required aggregate total capital contributions by the Company up to an additional $11,800 in two phases. During the three months ended March 31, 2025, the Company did not make any capital contributions. During the three months ended March 31, 2024, the Company made a capital contribution of $1,715.

For the three months ended March 31, 2025 and 2024, the Company recognized a loss of $778 and $926 as its proportionate share of the joint venture’s results of operations, respectively. Accordingly, the carrying value of the equity method investment as of March 31, 2025 and December 31, 2024 was $722 and $1,500, respectively.

Simple Agreement for Future Equity

On March 11, 2025, the Company made a minority investment of $1,000 in Aingelz, Inc. (“Aingelz”) utilizing a Simple Agreement for Future Equity ("SAFE"). The SAFE provides the Company with the right to participate in future equity financings of the entity and will automatically convert into shares of preferred stock at a discount price or conversion price as defined in the agreement. This investment is a minority investment, intended to support artificial intelligence development. The Company has no control in this entity.

The SAFE is accounted for under measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments — Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Each period the Company assesses relevant transactions to identify observable price changes, and the Company regularly monitors these investments to evaluate whether there is an indication of impairment. The Company evaluates whether an investment’s fair value is less than its carrying value using an estimate of fair value, if such an estimate is available. For periods in which there is no estimate of fair value, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the value of the investment. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. As of March 31, 2025, the investment in Aingelz was $1,000, and is included in Other Assets on the condensed consolidated balance sheet. The Company has not recognized any upward or downward adjustments resulting from observable price changes in identical or similar investments for the three months ended March 31, 2025.

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable. As of March 31, 2025, two clients accounted for 65% and 10% respectively, of outstanding accounts receivable, and as of December 31, 2024, two clients accounted for 47% and 13% of outstanding accounts receivable.

During the three months ended March 31, 2025, sales to two clients represented 30% and 16% of the Company’s total revenue. During the three months ended March 31, 2024, sales to one client represented 29% of the Company’s total revenue.

Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Definite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives. Intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. The Company did not identify a triggering event in the three months ended March 31, 2025 and 2024. No impairments were identified during the three months ended March 31, 2025 and 2024.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not identify a triggering event in the three months ended March 31, 2025 and 2024. No impairments were identified during the three months ended March 31, 2025 and 2024.

Recently Issued Accounting Pronouncements and Disclosure Rules

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

The significant expense categories and amounts align with information that is regularly provided to the CODM. Significant segment expenses, which represent the difference between revenue and net loss, consist of the following:

	Three Months Ended March 31,
	2025	2024
Employee compensation	41,584	53,735
Consulting costs	5,845	8,856
Provider cost	14,259	19,618
Stock-based compensation expense	7,686	16,228
Other segment expense items (1)	27,870	36,117
Total costs and operating expenses	97,244	134,554

(1) Other segment expense items primarily include hosting, hardware, corporate compliance, severance, strategic transformation costs, amortization, depreciation and overhead expenses.

4. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2025	2024
Platform subscription	$32,212	$24,855
Visits	26,625	31,078
Other	7,996	3,589
Total Revenue	$66,833	$59,522

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

Changes in the allowance for credit losses were as follows:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Allowance for credit losses, beginning of the period	$7,236	$2,291
Provisions	(203)	7,093
Write-offs	(58)	(2,148)
Allowance for credit losses, end of the period	$6,975	$7,236

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. The amount of unbilled accounts receivable included within accounts receivable on the condensed consolidated balance sheet was $12,299 and $13,628 as of March 31, 2025 and December 31, 2024, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $19,844 and $15,947, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2025 and year ended December 31, 2024 were as follows:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Total deferred revenue, beginning of the period	$56,012	$52,456
Additions	41,006	130,559
Recognized	(37,400)	(127,003)
Total deferred revenue, end of the period	$59,618	$56,012

Current deferred revenue	57,429	53,232
Non-current deferred revenue	2,189	2,780
Total	$59,618	$56,012

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $124,274 and $143,529, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the March 31, 2025 amount, the Company expects to recognize 71% of the transaction price in the 12 month period ended March 31, 2026, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The proportionate share of the loss attributed to the non-controlling interest amounted to $348 and $1,344 for the three months ended March 31, 2025 and 2024, respectively.

The carrying value of the non-controlling interest was $11,820 and $11,472 as of March 31, 2025 and December 31, 2024, respectively.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$122,105	$—	$—	$122,105
Total financial assets:	$122,105	$—	$—	$122,105

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$140,639	$—	$—	$140,639
Total financial assets:	$140,639	$—	$—	$140,639

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the three months ended March 31, 2025, there were no transfers between fair value measurement levels. Interest income for the three months ended March 31, 2025 and 2024 was $1,564 and $3,798, respectively.

Nonrecurring Fair Value Measurements

The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

7. Divestiture

On January 8, 2025 (the "Closing Date"), the Company and the Company's wholly owned subsidiary, Aligned Telehealth, LLC ("Aligned") entered into an asset purchase agreement relating to the sale of all property and assets owned, leased or licensed by Aligned that are primarily used or held for use in connection with the Company’s business of providing telepsychiatry services to hospitals and correctional programs (the "APC Business"), subject to certain specified exclusions such as cash. In connection with such purchase and sale, the buyer assumed specified contracts and the related accounts receivable and all accounts payable and accrued expenses of the APC Business, and Dr. Cynthia Horner transferred the ownership of Asana Integrated Medical Group (“Asana” and together with Aligned, “APC”), the affiliated clinical partner of Aligned, to a doctor affiliated with the buyer.

The divestiture was completed on Closing Date, and the total consideration was comprised of (i) an upfront cash payment of $20,714, subject to customary adjustments and (ii) an additional cash payment (the “Additional Payment”) equal to 0.4x the buyer and its affiliates’ aggregate revenues arising from the provision of the APC Business to current customers and potential customers in the sales pipeline of APC during the twelve-month period immediately following the closing, subject to certain exclusions. The Additional Payment is considered seller contingent consideration and the Company has made an accounting policy election to account for the Additional Payment when realizable.

We divested the APC Business as it was determined the offering no longer fit our goals around profitability and growth. Streamlining our service offerings will enable us to focus our resources on the Converge platform, strategic customers, and our path to profitability. The divestiture of APC did not represent a strategic shift that would have a major effect on the Company's consolidated results of operations, and therefore, its results of operations were not reported as discontinued operations.

As of the Closing Date, the carrying amounts of the following major assets were derecognized from our condensed consolidated balance sheet:

Accounts receivable	$7,413
Intangibles, net	3,687
Other liabilities	(1,413)
Net assets divested	$9,687

APC generated revenues of $459 in 2025, through the Closing Date, and $6,529 during the three months ended March 31, 2024. Given that we operate our business as a single reporting unit, we are unable to reasonably determine stand-alone costs and related earnings or loss before income taxes attributable to the APC business.

Upon completion of the divestiture of APC, the Company recognized a gain of $10,713 during the three months ended March 31, 2025. As the Company is in a loss position, no income tax expense related to the taxable gain was recognized during the three months ended March 31, 2025.

8. Intangible Assets

Identified intangible assets consist of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
March 31, 2025
Customer relationships	$66,873	$(32,739)	34,134	5.8
Tradename	14,100	(8,136)	5,964	3.0
Technology	89,547	(62,921)	26,626	2.2
Internally developed software	40,314	(16,249)	24,065	3.8
	$210,834	$(120,045)	$90,789

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2024
Customer relationships	$80,437	$(41,199)	39,238	5.7
Contractor relationships	535	(370)	165	4.0
Trade name	13,731	(7,404)	6,327	3.2
Technology	88,350	(58,606)	29,744	2.4
Internally developed software	40,314	(14,250)	26,064	3.7
	$223,367	$(121,829)	$101,538

The Company capitalized nothing in the three months ended March 31, 2025 and $2,818 in the three months ended March 31, 2024, related to internally developed software to be sold as a service incurred during the application development stage. The Company is amortizing these costs over the expected lives of the related services. Amortization expense related to intangible assets for the three months ended March 31, 2025 and 2024 was $7,749 and $8,144, respectively.

9. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Employee compensation and benefits	$15,886	$25,988
Professional services	3,255	3,791
Provider services	8,451	9,461
Other	11,551	10,086
Total	$39,143	$49,326

10. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of March 31, 2025 and December 31, 2024.

Common Stock

In the three months ended March 31, 2025 and 2024, no shares of Class B common stock were converted to Class A common stock. As of March 31, 2025, the par value of the Class A, Class B and Class C shares was $141, $14, and $3, respectively. As of December 31, 2024 the par value of the Class A, Class B and Class C shares was $139, $14 and $3, respectively.

		March 31, 2025	December 31, 2024
	Shares Authorized	Shares Issued and Outstanding	Shares Issued and Outstanding
Class A	1,000,000,000	14,137,621	13,922,877
Class B	100,000,000	1,369,518	1,369,518
Class C	200,000,000	277,777	277,777
	1,300,000,000	15,784,916	15,570,172

As of March 31, 2025 and December 31, 2024, the Company had reserved 5,285,419 and 4,622,750 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

Stock Plans

The Company maintains the 2006 Employee, Director and Consultant Stock Plan as amended and restated (the “2006 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”) and 2024 Inducement Plan (the “2024 Plan”), together, the “Plans,” under which it has granted incentive stock options, non-qualified stock options, cash based awards, restricted stock units and performance stock units to employees, officers, and directors of the Company. In connection with the adoption of the 2020 Plan, the then-remaining shares of common stock reserved for grant or issuance under the 2006 Plan became available for issuance under the 2020 Plan, and no further grants will be made under the 2006 Plan.

Stock Options

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	427,710	$103.49	3.7	$—
Forfeited	(12,444)	$102.92
Outstanding as of March 31, 2025	415,266	$103.51	3.5	$—
Vested and expected to vest as of December 31, 2024	427,351	$103.48	3.7	$—
Vested and expected to vest as of March 31, 2025	414,912	$103.50	3.5	$—
Options exercisable as of December 31, 2024	427,490	$103.49	3.7	$—
Options exercisable as of March 31, 2025	415,046	$103.50	3.5	$—

No options were granted in the three months ended March 31, 2025 and 2024.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	1,354,040	$30.01
Granted	730,589	10.30
Vested	(137,838)	44.29
Forfeited	(136,088)	31.09
Unvested as of March 31, 2025	1,810,703	$20.88

The total grant date fair value of RSU’s granted for the three months ended March 31, 2025 and 2024 was $7,524 and $30,313, respectively. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the three months ended March 31, 2025 and 2024 was $1,302 and $7,508, respectively.

Restricted Stock Units with a Market Condition

Activity for the restricted stock units with a market condition is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	775,880	$39.51
Cancelled/Forfeited	(20,578)	43.73
Unvested as of March 31, 2025	755,302	$39.40

There were no performance-based market condition share awards granted during the three months ended March 31, 2025 and 2024.

Long-term Incentive Awards

As part of his employment agreement, the chief financial officer ("CFO") was granted a long term incentive award, under which a total of $5,000 can be earned. The award is eligible to vest in four equal annual tranches on the anniversary of the CFO's start date, subject to employment and certain performance and market conditions being met. The award will be paid out in cash unless the board of directors determines the amount should be paid out in shares. The Company accounted for these awards as liability-based awards ("Liability Awards"). The fair value of the Liability Awards is estimated using a Monte Carlo simulation model which uses various assumptions, the grant date fair value of the first annual tranche of the Liability Awards, granted on February 5, 2025, was $590. For the three months ended March 31, 2025 the Liability Awards were valued with the following inputs:

Three Months Ended March 31,
2025
Risk-free rate	Various
Term to end of performance period (yrs)	0.56
Baseline Stock Price	$10.17
Expected volatility	95%
Expected dividend yield	0%

The Liability Awards is recorded as deferred compensation in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the awards being remeasured to fair value at the end of each reporting period due to their liability-award classification. The Company recognized $123 of compensation expense related to the bonus award for the three months ended March 31, 2025, with the remaining fair value to be taken over the term to end of performance period.

2020 Employee Stock Purchase Plan

During the three months ended March 31, 2024, the Company issued 53,675 shares under the ESPP. During the three months ended March 31, 2025, the Company issued 77,083 shares under the ESPP. As of March 31, 2025, 351,740 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense, related to all of the Company's stock-based awards, was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$263	$397
Research and development	1,610	2,009
Selling and marketing	607	1,778
General and administrative	5,206	12,044
Total	$7,686	$16,228

As of March 31, 2025, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $26,714, which is expected to be recognized over a weighted-average period of 1.9 years.

11. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through March 31, 2025 and December 31, 2024, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of March 31, 2025 and December 31, 2024, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

12. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three months ended March 31, 2025, the Company recognized an income tax expense of $568, primarily due to federal, state and foreign income tax expense. During the three months ended March 31, 2024, the Company recorded income tax expense of $1,275, primarily due to federal, state and foreign income tax expense.

13. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of March 31, 2025 and December 31, 2024, the Company held current deferred revenue of $66 and $153, respectively from contracts with this client. As of March 31, 2025 and December 31, 2024, amounts due from Cleveland Clinic were $49 and $216, respectively.

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $62 and $470, respectively, from contracts with this client.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the three months ended March 31, 2025, the Company made capital contributions of $- related to a portion of the phase one capital commitment.

As of March 31, 2025 and December 31, 2024, the Company held current deferred revenue of $60 and $55, respectively, from contracts with this client. As of March 31, 2025 and December 31, 2024, there was $401 and $400 due from CCAW, JV LLC, respectively.

During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $370 and $402 from contracts with this client, respectively.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(18,356)	$(73,449)
Net loss attributable to non-controlling interest	348	(1,344)
Net loss attributable to American Well Corporation	$(18,704)	$(72,105)
Denominator:
Weighted-average common shares outstanding—basic and diluted	15,672,373	14,591,020
Net loss per share attributable to common stockholders—basic and diluted	$(1.19)	$(4.94)

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

	Three Months Ended March 31,
	2025	2024
Unvested restricted stock units	1,810,703	1,882,275
Unvested performance market-based stock units	755,302	901,506
Options to purchase shares of common stock	415,266	490,931
	2,981,271	3,274,712

15. Severance and strategic transformation costs

In 2024, the Company has executed a series of individual actions, referred to as strategic transformation actions. Strategic transformation costs include one-time employee termination benefits, strategic transformation consulting expenses, as well as other incremental costs resulting from these actions. Employee termination benefits are recorded in accordance with standard Company policy. Strategic transformation costs are recognized in the Company's condensed consolidated financial statements in accordance with GAAP. Charges are recorded when such actions are approved, communicated, and/or implemented. Amounts remaining to be paid for any strategic transformation costs are $3,939 and included in accrued expenses on the condensed consolidated balance sheet as of March 31, 2025.

In the three months ended March 31, 2025 and 2024, the Company recorded charges of $3,465 and $8,659, respectively, in connection with individual strategic transformation actions. For the three months ended March 31, 2025 and 2024 , these charges consist of $286 and $69 recorded as cost of sales, $1,824 and $1,536 recorded as research and development expense, $303 and $4,782 as sales and marketing expense, and $1,052 and $2,272 as general and administrative expenses, respectively.

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

The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K filed with the SEC on February 12, 2025.

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

As of December 31, 2024, we powered the digital care programs of approximately 50 health plans, which collectively represent more than 80 million covered lives, as well as approximately 100 of the nation’s largest health systems. Since inception, we have powered approximately 34.4 million virtual care visits for our clients, including approximately 1.3 million in the three months ended March 31, 2025.

The Amwell ConvergeTM Platform

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

The Amwell Converge™platform delivers the digital capabilities that health systems and health plans care about — for example, virtual primary care, post-discharge follow-up, chronic condition management, virtual nursing — and aligns them into a single digital care operating system that aggregates all of the data from these care experiences to provide real-time insight. By providing a single platform for the digital distribution of care, our platform accelerates innovation and interoperability for health system and health plan clients as well as other healthcare innovators who aim to offer a seamless experience for providers, patients and members.

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

Total subscription fees received were $32.2 million and $24.9 million for the three months ended March 31, 2025 and 2024, respectively.

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

To supplement a health system’s own network of healthcare providers, health systems often choose to purchase clinical services from AMG to deliver care for certain specialties such as behavioral health therapy and general urgent care, or to simply operate as backup providers on nights and weekends. AMG services are provided on a fee-for-service basis.

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

AMG earns fee-for-service revenue for each episode of care delivered on our enterprise software by its providers with fees varying by physician specialty or clinical program. These clinical fees vary significantly per consultation or case based on the specialty and may require an additional module subscription.

Fees received from AMG-related visits were $26.6 million and $31.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

Fees received from the provision of services and Carepoint devices were $8.0 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively.

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

In the three months ended March 31, 2025, our clients completed a total of 1.3 million visits using our enterprise software, while in the three months ended March 31, 2024, 1.7 million visits were completed. AMG providers accounted for 29% and 24% of total visits performed using our enterprise software during the three months ended March 31, 2025 and 2024, respectively.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Client Providers
March 31, 2025	1,300,000	71%
December 31, 2024	1,360,000	72%
September 30, 2024	1,380,000	76%
June 30, 2024	1,500,000	76%
March 31, 2024	1,665,000	76%
December 31, 2023	1,650,000	73%

Regulatory Environment

Our operations are subject to comprehensive United States federal, state and local regulations as well as international regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. During the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of digital care services. For example, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to digital care services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. Most Medicare reimbursement flexibilities have been extended through September 30, 2025, including a waiver for geographic site restrictions (patient may be located at home), the expansion of eligible provider types, and coverage for audio-only consults.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) gain on disposition, (iii) tax benefit and expense, (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) severance and strategic transformation costs and (vii) capitalized software costs.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(18,356)	$(73,449)
Add:
Depreciation and amortization	7,800	$8,238
Interest income and other income (expense), net	(2,688)	(3,784)
Gain on divestiture	(10,713)	—
Expense from income taxes	568	1,275
Stock-based compensation	7,686	16,228
Severance and strategic transformation costs(1)	3,465	8,659
Capitalized software costs	—	(2,818)
Adjusted EBITDA	$(12,238)	$(45,651)

(1)
Severance and strategic transformation costs include expenses associated with the termination of employees and expenses that focus on transforming the strategy of the Company’s sales and growth organization as well as our overall cost structure during the three months ended March 31, 2025 and 2024.

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

Severance and strategic transformation costs

In the three months ended March 31, 2025 and 2024, the Company recorded charges of $3.5 million and $8.7 million, respectively, in connection with severance and strategic transformation costs. The Company has executed a series of individual actions designed to maintain or improve our operating results and profitability. The Company continues to evaluate potential actions and may incur additional strategic transformation costs in future periods.

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

For further information, see Note 15, "Severance and strategic transformation costs," to the condensed consolidated financial statements included in this Report.

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

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. In recent years, we accelerated the expansion of our enterprise platform volume capacity and the development of additional functionality through new programs and modules. We have made an effort to optimize our resourcing structure with a mix of nearshore and offshore employees and contractors, resulting in a more efficient cost structure. While we have recognized an increase in the research and development expense throughout the prior years, the corresponding future revenue growth is expected to result in lower expenses as a percentage of revenue. We believe increased spending in prior years was a temporary investment to accelerate development of a more scalable and economically beneficial solution that will properly position the Company to benefit in the long term and have seen marked decline during 2025 as we return to normal levels of spend in future periods.

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

We expect sales and marketing expense to decrease in the current year and then to remain flat in future periods. Our sales and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising and marketing expenses.

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

We expect our general and administrative expenses to decrease in the current year and then remain relatively flat in future periods, based on the impact of cost savings measure put in place throughout 2024. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the timing of contracts with strategic customers and the timing and extent of our general and administrative expenses.

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

Gain on divestiture

The Company and Aligned entered into an asset purchase agreement relating to the sale of all property and assets owned, leased or licensed by Aligned that are primarily used or held for use in connection with the APC Business. In connection with such purchase and sale, the buyer assumed specified contracts and the related accounts receivable and all accounts payable and accrued expenses of the APC Business, and Dr. Cynthia Horner transferred the ownership of Asana to a doctor affiliated with the buyer. We divested the APC Business as it was determined the offering no longer fit our goals around profitability and growth. Streamlining our service offerings will enable us to focus our resources on the Converge platform, strategic customers, and our path to profitability. The divestiture of APC did not represent a strategic shift that would have a major effect on the Company's consolidated results of operations, and therefore, its results of operations were not reported as discontinued operations.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three months ended March 31, 2025 and 2024 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,
(in thousands)	2025	2024	Change	%
Revenue	$66,833	$59,522	$7,311	12%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	31,574	41,153	(9,579)	(23)%
Research and development	22,102	26,680	(4,578)	(17)%
Sales and marketing	12,576	25,726	(13,150)	(51)%
General and administrative	23,192	32,757	(9,565)	(29)%
Depreciation and amortization expense	7,800	8,238	(438)	(5)%
Total costs and operating expenses	97,244	134,554	(37,310)	(28)%
Loss from operations	(30,411)	(75,032)	44,621	(59)%
Interest income and other income (expense), net	2,688	3,784	(1,096)	(29)%
Gain on divestiture	10,713	—	10,713	100%
Loss before expense from income taxes and loss from equity method investment	(17,010)	(71,248)	54,238	(76)%
Expense from income taxes	(568)	(1,275)	707	(55)%
Loss from equity method investment	(778)	(926)	148	(16)%
Net loss	(18,356)	(73,449)	55,093	(75)%
Net income (loss) attributable to non-controlling interest	348	(1,344)	1,692	(126)%
Net loss attributable to American Well Corporation	$(18,704)	$(72,105)	$53,401	(74)%

Revenue

For the three months ended March 31, 2025, subscription revenue increased $7.3 million due to timing of revenue recognition related to arrangements with several strategic customers. Other revenue increased $4.4 million primarily related to professional services performed for our strategic customers. The sale of APC resulted in a decrease in visit revenue of $6.1 million in the three months ended March 31, 2025, which was partially offset by an increase in visit revenue of $2.1 million related to virtual primary care and special program visits.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended March 31, 2025, the decrease in cost of revenue was primarily driven by a decrease in provider costs of $5.4 million, mainly due to the sale of APC. Employee costs decreased $3.4 million due to a headcount reduction of 16% period over period. There was also a decrease in third party related costs of $1.2 million. The decreases were partially offset by an increase in marketing services provided for customers of $1.5 million. The Company's cost savings measures continue to have a positive impact on gross margin.

Research and Development Expenses

For the three months ended March 31, 2025, there was a decrease in employee-related costs of $2.0 million (due to headcount reduction of 8% period over period and reduced stock compensation expense). There was also a decrease of $1.9 million in consulting spend as the peak development of the Amwell Converge platform is complete.

Sales and Marketing Expenses

For the three months ended March 31, 2025, there was a decrease in employee-related costs of $7.9 million (due to headcount reduction of 34% period over period and reduced stock compensation expense), and due to cost savings measures put into place a decrease in marketing spend of $1.1 million and a decrease in consulting spend of $3.8 million.

General and Administrative Expenses

For the three months ended March 31, 2025, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $6.9 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions of 25% period over period. In addition, consulting spend decreased $2.5 million, as a result of cost savings measures put into place.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three months ended March 31, 2025. For the three months ended March 31, 2025, amortization expense decreased by $0.4 million due to the sale of intangible assets in connection with the APC sale.

Interest Income and Other (Expense) Income, net

For the three months ended March 31, 2025 and 2024, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Gain on divestiture

The gain of divesture relates to the gain from the sale of the APC Business, and represents the excess cash over the value of the net assets and liabilities sold.

Expense from Income Taxes

Income tax expense was $0.6 million for the three months ended March 31, 2025, compared to income tax expense of $1.3 million for the three months ended March 31, 2024.

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

During the three months ended March 31, 2025 and 2024, the Company recognized a loss of $0.8 million and $0.9 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2025	2024
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(25,108)	$(59,756)
Net cash used in investing activities	19,391	(4,608)
Net cash provided by financing activities	543	956
Total	$(5,174)	$(63,408)

Sources of Financing

Our principal sources of liquidity were cash and cash equivalents totaling $222.4 million and $228.3 million as of March 31, 2025 and December 31, 2024, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash and cash equivalents are comprised of money market funds.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $30.4 million and a net loss of $18.4 million for the three months ended March 31, 2025 and had an accumulated deficit of $1,984.6 million as of March 31, 2025.

The Company has no debt as of March 31, 2025 or December 31, 2024 and expects to generate operating losses in future periods.

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

Three months ended March 31, 2025, vs. three months ended March 31, 2024

Cash Used in Operating Activities

Cash used in operating activities was $25.1 million for the three months ended March 31, 2025. The primary driver of this use of cash was our net loss of $18.4 million. The net loss was partially offset by non-cash expenses of $6.0 million (primarily stock-based compensation of $7.3 million and depreciation and amortization of $7.8 million, offset by net gain on divestiture of $10.7 million).

Cash used in operating activities was $59.8 million for the three months ended March 31, 2024. The primary driver of this use of cash was our net loss of $73.4 million. The net loss was partially offset by non-cash expenses of $26.9 million (primarily net gain on divestiture of $10.7 million, stock-based compensation of $16.2 million and depreciation and amortization of $8.2 million).

Cash Provided by Investing Activities

Cash provided by investing activities was $19.4 million for the three months ended March 31, 2025. Cash provided by investing activities consisted of $20.4 million in proceeds from divestiture offset by $1.0 million minority investment in a strategic technology partner.

Cash used in investing activities was $4.6 million for the three months ended March 31, 2024. Cash used in investing activities consisted of $2.8 million in capitalized software development costs and $1.7 million investment in the less than majority owned joint venture.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025, was $0.5 million. Cash provided by financing activities consisted of $0.5 million of proceeds from the employee stock purchase plan.

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

Contractual Obligations and Commitments

As of March 31, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment evolves. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2024 Form 10-K.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $222.4 million, and $228.3 million as of March 31, 2025 and December 31, 2024, respectively. These amounts were primarily invested in money markets. The Company held no investments as of March 31, 2025 and December 31, 2024. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of March 31, 2025 and December 31, 2024, the Company has one foreign subsidiary in Israel, the functional currency of that subsidiary is the New Israeli Shekel. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the three months ended March 31, 2025 and 2024 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended March 31, 2025.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	133	$7.25	—	—
February 1 to February 28	17	10.78	—	—
March 1 to March 31	27	9.96	—	—
Total	177	$8.00	—	—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, none of our officers and directors adopted or terminated any Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

10.1#*	Separation Agreement between American Well Corporation and Kurt Knight, dated December 4, 2024

10.2#*	Additional Award Agreement between American Well Corporation and Phyllis Gotlib, dated March 3, 2025

10.3#*	Additional Award Agreement between American Well Corporation and Mark Hirshhorn, dated November 4, 2024

31.1*	Chief Executive Officer Certification

31.2*	Chief Financial Officer Certification

32.1*	CEO Certification of Quarterly Report

32.2*	CFO Certifications of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	May 1, 2025	By:	/s/ Ido Schoenberg, MD
Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2025	By:	/s/ Mark Hirschhorn
Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2025	By:	/s/ Paul McNeice
Chief Accounting Officer
(Principal Accounting Officer)