Form 10-Q
period 2025-06-30
American Well Corp
filed 2025-08-05
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025, the number of shares of the registrant’s Class A common stock outstanding was 14,504,796, the number of shares of the registrant’s Class B common stock outstanding was 1,369,518 and the number of shares of the registrant’s Class C common stock outstanding was 277,777.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$219,072	$228,316
Accounts receivable ($1,239 and $616, from related parties and net of allowances of $7,568 and $7,236, respectively)	53,557	71,885
Inventories	2,184	2,858
Deferred contract acquisition costs	2,591	2,513
Prepaid expenses and other current assets	12,249	11,421
Total current assets	289,653	316,993
Restricted cash	795	795
Property and equipment, net	295	376
Intangible assets, net	84,025	101,538
Operating lease right-of-use asset	5,585	7,203
Deferred contract acquisition costs, net of current portion	5,128	5,350
Other assets	3,175	2,213
Investment in minority owned joint venture (Note 2)	—	1,500
Total assets	$388,656	$435,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,728	$5,015
Accrued expenses and other current liabilities	39,429	49,326
Operating lease liability, current	3,701	3,690
Deferred revenue ($147 and $198 from related parties, respectively)	41,058	53,232
Total current liabilities	87,916	111,263
Other long-term liabilities	1,278	1,170
Operating lease liability, net of current portion	2,688	4,511
Deferred revenue, net of current portion ($0 and $10 from related parties, respectively)	2,201	2,780
Total liabilities	94,083	119,724
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2025 and as of December 31, 2024	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 14,441,896 and 13,922,877 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 1,369,518 shares issued and outstanding; 200,000,000 Class C shares authorized 277,777 issued and outstanding as of June 30, 2025 and as of December 31, 2024	161	156
Additional paid-in capital	2,300,267	2,286,380
Accumulated other comprehensive income	(13,514)	(15,840)
Accumulated deficit	(2,004,326)	(1,965,924)
Total American Well Corporation stockholders’ equity	282,588	304,772
Non-controlling interest	11,985	11,472
Total stockholders’ equity	294,573	316,244
Total liabilities and stockholders’ equity	$388,656	$435,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
($833, $828, $1,265 and $1,700 from related parties, respectively)	$70,898	$62,790	$137,731	$122,312
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	31,143	39,294	62,717	80,447
Research and development	18,237	20,806	40,339	47,486
Sales and marketing	12,518	18,386	25,094	44,112
General and administrative	21,155	28,464	44,347	61,221
Depreciation and amortization expense	8,224	8,216	16,024	16,454
Total costs and operating expenses	91,277	115,166	188,521	249,720
Loss from operations	(20,379)	(52,376)	(50,790)	(127,408)
Interest income and other income (expense), net	845	2,668	3,533	6,452
Gain on divestiture	—	—	10,713	—
Loss before expense from income taxes and loss from equity method investment	(19,534)	(49,708)	(36,544)	(120,956)
Benefit (Expense) from income taxes	725	(97)	157	$(1,372)
Loss from equity method investment	(722)	(774)	(1,500)	$(1,700)
Net loss	(19,531)	(50,579)	(37,887)	(124,028)
Net income (loss) attributable to non-controlling interest	165	(659)	513	$(2,003)
Net loss attributable to American Well Corporation	$(19,696)	$(49,920)	$(38,400)	$(122,025)
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(3.36)	$(2.43)	$(8.28)
Weighted-average common shares outstanding, basic and diluted	15,892,970	14,875,589	15,783,281	14,738,355
Net loss	$(19,531)	$(50,579)	$(37,887)	$(124,028)
Other comprehensive income (loss), net of tax:
Foreign currency translation	2,669	(4,748)	2,326	(5,311)
Comprehensive loss	(16,862)	(55,327)	(35,561)	(129,339)
Less: Comprehensive income (loss) attributable to non-controlling interest	165	(659)	513	(2,003)
Comprehensive loss attributable to American Well Corporation	$(17,027)	$(54,668)	$(36,074)	$(127,336)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2025	15,570,172	$156	$2,286,380	$(15,840)	$(1,965,924)	$304,772	$11,472	$316,244
Vesting of restricted stock units, including units with a market condition	137,838	1	(1)	—	—	—	—	—
Shares repurchased and retired	(177)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	77,083	1	543	—	—	544	—	544
Stock-based compensation expense	—	—	7,686	—	—	7,686	—	7,686
Currency translation adjustment	—	—	—	(343)	—	(343)	—	(343)
Net loss	—	—	—	—	(18,704)	(18,704)	348	(18,356)
Balances as of March 31, 2025	15,784,916	158	2,294,608	(16,183)	(1,984,629)	293,954	11,820	305,774
Vesting of restricted stock units, including units with a market condition	304,432	3	(3)	—	—	—	—	—
Shares repurchased and retired	(157)	—	—	—	(1)	(1)	—	(1)
Stock-based compensation expense	—	—	5,662	—	—	5,662	—	5,662
Currency translation adjustment	—	—	—	2,669	—	2,669	—	2,669
Net loss	—	—	—	—	(19,696)	(19,696)	165	(19,531)
Balances as of June 30, 2025	16,089,191	161	2,300,267	(13,514)	(2,004,326)	282,588	11,985	294,573

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2024	14,423,903	$145	$2,237,502	$(15,650)	$(1,757,778)	$464,219	$15,967	$480,186
Vesting of restricted stock units	326,743	3	(3)	—	—	—	—	—
Issuance of stock under employee stock purchase plan	53,675	1	955	—	—	956	—	956
Stock-based compensation expense	—	—	16,228	—	—	16,228	—	16,228
Currency translation adjustment	—	—	—	(563)	—	(563)	—	(563)
Net loss	—	—	—	—	(72,105)	(72,105)	(1,344)	(73,449)
Balances as of March 31, 2024	14,804,321	149	2,254,682	(16,213)	(1,829,883)	408,735	14,623	423,358
Vesting of restricted stock units	151,734	2	(2)	—	—	—	—	—
Shares repurchased and retired	(2)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,838	—	—	9,838	—	9,838
Currency translation adjustment	—	—	—	(4,748)	—	(4,748)	—	(4,748)
Net loss	—	—	—	—	(49,920)	(49,920)	(659)	(50,579)
Balances as of June 30, 2024	14,956,053	151	2,264,518	(20,961)	(1,879,803)	363,905	13,964	377,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,887)	$(124,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,025	16,451
Provisions for credit losses	379	695
Amortization of deferred contract acquisition costs	1,297	1,099
Amortization of deferred contract fulfillment costs	470	173
Inventory provisions	250	—
Net gain on divestiture	(10,713)	—
Stock-based compensation expense	13,349	26,058
Loss on equity method investment	1,500	1,700
Deferred income taxes	(10)	(11)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	10,767	(22,692)
Inventories	674	1,079
Deferred contract acquisition costs	(1,058)	(1,539)
Prepaid expenses and other current assets	(1,112)	(3,017)
Other assets	220	71
Accounts payable	(1,350)	1,072
Accrued expenses and other current liabilities	(9,239)	5,293
Deferred revenue	(13,394)	16,047
Net cash used in operating activities	(29,832)	(81,549)
Cash flows from investing activities:
Purchases of property and equipment	(9)	(101)
Capitalized software development costs	—	(7,972)
Investment in less than majority owned joint venture	—	(1,715)
Purchases of investments	(1,000)	—
Proceeds from divestiture, net of cash divested	20,400	—
Net cash provided by (used in) investing activities	19,391	(9,788)
Cash flows from financing activities:
Proceeds from employee stock purchase plan	544	956
Payments for the purchase of treasury stock	(2)	—
Net cash provided by financing activities	542	956
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	655	(4,749)
Net decrease in cash, cash equivalents, and restricted cash	(9,244)	(95,130)
Cash, cash equivalents, and restricted cash at beginning of period	229,111	372,833
Cash, cash equivalents, and restricted cash at end of period	$219,867	$277,703
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	219,072	276,908
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$219,867	$277,703
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,252	$2,195

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of results for the full 2025 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $29,127 and $281, respectively, as of June 30, 2025 and $34,050 and $2,053, respectively as of December 31, 2024.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $7,887 and $15,442 for the three months ended June 30, 2025 and 2024, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended June 30, 2025 and 2024. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $17,554 and $33,022 for the six months ended June 30, 2025 and 2024, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the six months ended June 30, 2025 and 2024.

Inventories

The Company values all of its inventories, which consist primarily of raw material hardware components, at the lower of cost or net realizable value on a first-in, first-out basis (“FIFO”). Write-offs of potentially slow moving or damaged inventory are recorded through specific identification of obsolete or damaged material.

Investment in Minority Owned Joint Venture

In 2019, the Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via digital care delivery. During the quarter ended June 30, 2025, the companies determined that these care services could be provided through partnering between the two entities and that the joint venture was no longer necessary to achieve care delivery. Therefore, the joint venture will wind down during the second half of 2025. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investment in CCAW, JV LLC using the equity method of accounting. The joint venture is considered a variable interest entity under ASC 810-10, but the Company is not the primary beneficiary as it does not have the power to direct the activities of the joint venture that most significantly impact its performance. The Company’s evaluation of ability to impact performance is based on Cleveland Clinic’s managing directors and Cleveland Clinic’s ability to appoint and remove the chairperson who has the ability to cast the tie breaking vote on the most significant activities.

In 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also required aggregate total capital contributions by the Company up to an additional $11,800 in two phases. During the six months ended June 30, 2025, the Company did not make any capital contributions. During the six months ended June 30, 2024, the Company made a capital contribution of $1,715, of which $0 was contributed in the three months ended June 30, 2024.

For the three months ended June 30, 2025 and 2024, the Company recognized a loss of $722 and $774 as its proportionate share of the joint venture’s results of operations, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized a loss of $1,500 and $1,700 as its proportionate share of the joint venture’s results of operations, respectively. Accordingly, the carrying value of the equity method investment as of June 30, 2025 and December 31, 2024 was $- and $1,500, respectively.

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

The SAFE is accounted for under measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments — Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Each period the Company assesses relevant transactions to identify observable price changes, and the Company regularly monitors these investments to evaluate whether there is an indication of impairment. The Company evaluates whether an investment’s fair value is less than its carrying value using an estimate of fair value, if such an estimate is available. For periods in which there is no estimate of fair value, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the value of the investment. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. As of June 30, 2025, the investment in Aingelz was $1,000, and is included in Other Assets on the condensed consolidated balance sheet. The Company has not recognized any upward or downward adjustments resulting from observable price changes in identical or similar investments for the three and six months ended June 30, 2025.

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable. As of June 30, 2025, two clients accounted for 50% and 12% respectively, of outstanding accounts receivable, and as of December 31, 2024, two clients accounted for 47% and 13% of outstanding accounts receivable.

During the three months ended June 30, 2025, sales to two clients represented 33% and 26% of the Company’s total revenue. During the six months ended June 30, 2025, sales to two clients represented 28% and 25% of the Company's total revenue. During the three and six months ended June 30, 2024, sales to one client represented 26% and 28% of the Company's total revenue, respectively.

Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Definite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives. Intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. The Company did not identify a triggering event in the six months ended June 30, 2025 and 2024. No impairments were identified during the six months ended June 30, 2025 and 2024.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not identify a triggering event in the six months ended June 30, 2025 and 2024. No impairments were identified during the six months ended June 30, 2025 and 2024.

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

The significant expense categories and amounts align with information that is regularly provided to the CODM. Significant segment expenses, which represent the difference between revenue and net loss, consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee compensation	36,535	48,638	78,119	102,373
Consulting costs	5,168	5,893	11,013	14,749
Provider cost	12,153	16,690	26,412	36,308
Stock-based compensation expense	5,662	9,838	13,348	26,066
Other segment expense items (1)	31,759	34,107	59,629	70,224
Total costs and operating expenses	91,277	115,166	188,521	249,720

(1) Other segment expense items primarily include hosting, hardware, corporate compliance, severance, strategic transformation costs, amortization, depreciation and overhead expenses.

4. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Platform subscription	$40,460	$27,504	$72,672	$52,359
Visits	22,752	28,729	49,377	59,807
Other	7,686	6,557	15,682	10,146
Total Revenue	$70,898	$62,790	$137,731	$122,312

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

Changes in the allowance for credit losses were as follows:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Allowance for credit losses, beginning of the period	$7,236	$2,291
Provisions	387	7,093
Write-offs	(55)	(2,148)
Allowance for credit losses, end of the period	$7,568	$7,236

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. The amount of unbilled accounts receivable included within accounts receivable on the condensed consolidated balance sheet was $4,558 and $13,628 as of June 30, 2025 and December 31, 2024, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended June 30, 2025 and 2024, the Company recognized revenue of $7,062 and $10,184, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. For the six months ended June 30, 2025 and 2024, the Company recognized revenue of $26,906 and $26,131, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the six months ended June 30, 2025 and year ended December 31, 2024 were as follows:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Total deferred revenue, beginning of the period	$56,012	$52,456
Additions	71,021	130,559
Recognized	(83,774)	(127,003)
Total deferred revenue, end of the period	$43,259	$56,012

Current deferred revenue	41,058	53,232
Non-current deferred revenue	2,201	2,780
Total	$43,259	$56,012

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2025 and December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $84,725 and $143,529, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the June 30, 2025 amount, the Company expects to recognize 71% of the transaction price in the 12 month period ended June 30, 2026, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The proportionate share of the income (loss) attributed to the non-controlling interest amounted to $165 and $(659) for the three months ended June 30, 2025 and 2024, respectively. The proportionate share of the income (loss) attributed to the non-controlling interest amounted to $513 and $(2,003) for the six months ended June 30, 2025 and 2024.

The carrying value of the non-controlling interest was $11,985 as of June 30, 2025 and $11,472 as of December 31, 2024.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$113,375	$—	$—	$113,375
Total financial assets:	$113,375	$—	$—	$113,375

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$140,639	$—	$—	$140,639
Total financial assets:	$140,639	$—	$—	$140,639

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the six months ended June 30, 2025, there were no transfers between fair value measurement levels. Interest income for the three months ended June 30, 2025 and 2024 was $1,374 and $3,296, respectively. Interest income for the six months ended June 30, 2025 and 2024 was $2,938 and $7,093, respectively.

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

APC generated revenues of $459 in 2025, through the Closing Date, and $5,919 and $12,448 during the three and six months ended June 30, 2024, respectively. Given that we operate our business as a single reporting unit, we are unable to reasonably determine stand-alone costs and related earnings or loss before income taxes attributable to the APC business.

Upon completion of the divestiture of APC, the Company recognized a gain of $10,713 during the six months ended June 30, 2025. As the Company is in a loss position, no income tax expense related to the taxable gain was recognized during the six months ended June 30, 2025.

8. Intangible Assets

Identified intangible assets consist of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
June 30, 2025
Customer relationships	$67,357	$(34,467)	32,890	5.6
Trade name	14,926	(9,152)	5,774	2.8
Technology	92,226	(68,522)	23,704	2.0
Internally developed software	40,314	(18,657)	21,657	3.8
	$214,823	$(130,798)	$84,025

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2024
Customer relationships	$80,437	$(41,199)	39,238	5.7
Contractor relationships	535	(370)	165	4.0
Trade name	13,731	(7,404)	6,327	3.2
Technology	88,350	(58,606)	29,744	2.4
Internally developed software	40,314	(14,250)	26,064	3.7
	$223,367	$(121,829)	$101,538

The Company capitalized nothing in the three and six months ended June 30, 2025 and $5,154 and $7,972 in the three and six months ended June 30, 2024, related to internally developed software to be sold as a service incurred during the application development stage. The Company is amortizing these costs over the expected lives of the related services. Amortization expense related to intangible assets for the three months ended June 30, 2025 and 2024 was $8,177 and $8,133, respectively. Amortization expense related to intangible assets for six months ended June 30, 2025 and 2024 was $15,926 and 16,277, respectively

9. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Employee compensation and benefits	$16,803	$25,988
Professional services	6,444	3,791
Provider services	6,820	9,461
Other	9,362	10,086
Total	$39,429	$49,326

10. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of June 30, 2025 and December 31, 2024.

Common Stock

In the three and six months ended June 30, 2025 and 2024, no shares of Class B common stock were converted to Class A common stock. As of June 30, 2025, the par value of the Class A, Class B and Class C shares was $144, $14, and $3, respectively. As of December 31, 2024 the par value of the Class A, Class B and Class C shares was $139, $14 and $3, respectively.

		June 30, 2025	December 31, 2024
	Shares Authorized	Shares Issued and Outstanding	Shares Issued and Outstanding
Class A	1,000,000,000	14,441,896	13,922,877
Class B	100,000,000	1,369,518	1,369,518
Class C	200,000,000	277,777	277,777
	1,300,000,000	16,089,191	15,570,172

As of June 30, 2025 and December 31, 2024, the Company had reserved 4,992,640 and 4,622,750 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

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

Stock Options

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	427,710	$103.49	3.7	$—
Forfeited	(28,809)	$99.14
Outstanding as of June 30, 2025	398,901	$103.80	3.2	$—
Vested and expected to vest as of December 31, 2024	427,351	$103.48	3.7	$—
Vested and expected to vest as of June 30, 2025	398,553	$103.80	3.2	$—
Options exercisable as of December 31, 2024	427,490	$103.49	3.7	$—
Options exercisable as of June 30, 2025	398,681	$103.80	3.2	$—

No options were granted in the six months ended June 30, 2025 and 2024.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	1,354,040	$30.01
Granted	918,335	9.70
Vested	(442,270)	27.64
Forfeited	(284,372)	28.83
Unvested as of June 30, 2025	1,545,733	$18.80

The total grant date fair value of RSU’s granted for the six months ended June 30, 2025 and 2024 was $8,906 and $33,115, respectively. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the six months ended June 30, 2025 and 2024 was $3,476 and $8,947, respectively.

Restricted Stock Units with a Market Condition

Activity for the restricted stock units with a market condition is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	775,880	$39.51
Cancelled/Forfeited	(25,722)	43.73
Expired	(700,000)	39.05
Unvested as of June 30, 2025	50,158	$43.73

There were no performance-based market condition share awards granted during the six months ended June 30, 2025 and 2024.

Long-term Incentive Awards

As part of his employment agreement, the chief financial officer ("CFO") was granted a long term incentive award, under which a total of $5,000 can be earned. The award is eligible to vest in four equal annual tranches on the anniversary of the CFO's start date, subject to employment and certain performance and market conditions being met. The award will be paid out in cash unless the board of directors determines the amount should be paid out in shares. The Company accounted for these awards as liability-based awards ("Liability Awards"). The fair value of the Liability Awards is estimated using a Monte Carlo simulation model which uses various assumptions, the grant date fair value of the first annual tranche of the Liability Awards, granted on February 5, 2025, was $590. As of June 30, 2025 the Liability Awards were valued with the following inputs:

Six Months Ended June 30,
2025
Risk-free rate	Various
Term to end of performance period (yrs)	0.31
Baseline Stock Price	$10.17
Expected volatility	95%
Expected dividend yield	0%

The Liability Awards is recorded as deferred compensation in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the awards being remeasured to fair value at the end of each reporting period due to their liability-award classification. The Company recognized $208 and $331 of compensation expense related to the bonus award for the three and six months ended June 30, 2025, with the remaining fair value to be taken over the term to end of performance period.

2020 Employee Stock Purchase Plan

During the six months ended June 30, 2024, the Company issued 53,675 shares under the ESPP. During the six months ended June 30, 2025, the Company issued 77,083 shares under the ESPP. As of June 30, 2025, 351,740 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense, related to all of the Company's stock-based awards, was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$200	$388	$463	$785
Research and development	1,551	1,615	3,161	3,624
Selling and marketing	557	1,380	1,164	3,158
General and administrative	3,354	6,455	8,560	18,499
Total	$5,662	$9,838	$13,348	$26,066

As of June 30, 2025, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $21,012, which is expected to be recognized over a weighted-average period of 1.9 years.

11. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through June 30, 2025 and December 31, 2024, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of June 30, 2025 and December 31, 2024, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

12. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and six months ended June 30, 2025, the Company recognized an income tax benefit of $725 and $157, respectively, primarily due to federal, state and foreign income tax benefit. During the three and six months ended June 30, 2024, the Company recorded income tax expense of $97 and $1,372, respectively, primarily due to federal, state and foreign income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant changes to federal tax law and other regulatory provisions that may impact the Company. As the legislation was not signed into law until the Company’s third quarter of 2025, the impacts are not included in its operating results for the three and six months ended June 30, 2025. The Company will evaluate the impact of the newly enacted tax law and it's impact on the forecasted annual effective tax rate in future periods, taking into consideration the Company continues to forecast a large taxable loss with a corresponding full valuation allowance.

13. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of June 30, 2025 and December 31, 2024, the Company held current deferred revenue of $86 and $153, respectively from contracts with this client. As of June 30, 2025 and December 31, 2024, amounts due from Cleveland Clinic were $43 and $216, respectively.

During the three months ended June 30, 2025 and 2024, the Company recognized revenue of $67 and $426, respectively, from contracts with this client. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $129 and $896, respectively, from contracts with this client.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During the year ended December 31, 2020, the Company made an initial investment in CCAW, JV LLC of $2,940 for its less than 50% interest in the joint venture. During the six months ended June 30, 2025, the Company made capital contributions of $- related to a portion of the phase one capital commitment.

As of June 30, 2025 and December 31, 2024, the Company held current deferred revenue of $61 and $55, respectively, from contracts with this client. As of June 30, 2025 and December 31, 2024, there was $1,196 and $400 due from CCAW, JV LLC, respectively.

During the three months ended June 30, 2025 and 2024, the Company recognized revenue of $766 and $402 from contracts with this client, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $1,136 and $804, respectively, from contracts with this client.

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(19,531)	$(50,579)	$(37,887)	$(124,028)
Net loss attributable to non-controlling interest	165	(659)	513	(2,003)
Net loss attributable to American Well Corporation	$(19,696)	$(49,920)	$(38,400)	$(122,025)
Denominator:
Weighted-average common shares outstanding—basic and diluted	15,892,970	14,875,589	15,783,281	14,738,355
Net loss per share attributable to common stockholders—basic and diluted	$(1.24)	$(3.36)	$(2.43)	$(8.28)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested restricted stock units	1,545,733	1,891,221	1,545,733	1,891,221
Unvested performance market-based stock units	50,158	796,458	50,158	796,458
Options to purchase shares of common stock	398,901	465,825	398,901	465,825
	1,994,792	3,153,504	1,994,792	3,153,504

15. Severance and strategic transformation costs

In 2024 and 2025, the Company has executed a series of individual actions, referred to as strategic transformation actions. Strategic transformation costs include one-time employee termination benefits, strategic transformation consulting expenses, as well as other incremental costs resulting from these actions. Employee termination benefits are recorded in accordance with standard Company policy. Strategic transformation costs are recognized in the Company's condensed consolidated financial statements in accordance with GAAP. Charges are recorded when such actions are approved, communicated, and/or implemented. Amounts remaining to be paid for any strategic transformation costs are $3,772 and included in accrued expenses on the condensed consolidated balance sheet as of June 30, 2025.

In the three months ended June 30, 2025 and 2024, the Company recorded charges of $2,541 and $5,297, respectively, in connection with individual strategic transformation actions. For the three months ended June 30, 2025 and 2024, these charges consist of $601 and $0 recorded as cost of sales, $99 and $233 recorded as research and development expense, $1,022 and $44 as sales and marketing expense, and $819 and $5,020 as general and administrative expenses, respectively. In the six months ended June 30, 2025 and 2024, the Company recorded charges of $6,006 and $13,956, respectively, in connection with individual strategic transformation actions. For the six months ended June 30, 2025 and 2024, these charges consist of $887 and $69 recorded as cost of sales, $1,923 and $1,769 recorded as research and development expense, $1,325 and $4,826 as sales and marketing expense, and $1,871 and $7,292 as general and administrative expenses, respectively.

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
•
the risk that the insurance we maintain may not fully cover all potential exposures; and
•
the continuation of the Defense Health Agency relationship beyond July 2026 with comparable financial terms.

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

As of December 31, 2024, we powered the digital care programs of approximately 50 health plans, which collectively represent more than 80 million covered lives, as well as approximately 100 of the nation’s largest health systems. Since inception, we have powered approximately 35.6 million virtual care visits for our clients, including approximately 2.5 million in the six months ended June 30, 2025.

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

Total subscription fees received were $40.4 million and $27.5 million for the three months ended June 30, 2025 and 2024, respectively, and $72.7 million and $52.4 million for the six months ended June 30, 2025 and 2024, respectively.

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

Fees received from AMG-related visits were $22.8 million and $28.7 million for the three months ended June 30, 2025 and 2024, respectively, and $49.4 million and $59.8 million for the six months ended June 30, 2025 and 2024, respectively.

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

Fees received from the provision of services and Carepoint devices were $7.7 million and $6.6 million for the three months ended June 30, 2025 and 2024, respectively, and $15.7 million and $10.1 million for the six months ended June 30, 2025 and 2024, respectively.

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

In the six months ended June 30, 2025, our clients completed a total of 2.5 million visits using our enterprise software, while in the six months ended June 30, 2024, 3.2 million visits were completed. AMG providers accounted for 27% and 24% of total visits performed using our enterprise software during the six months ended June 30, 2025 and 2024, respectively.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Client Providers
June 30, 2025	1,165,000	73%
March 31, 2025	1,300,000	71%
December 31, 2024	1,360,000	72%
September 30, 2024	1,380,000	76%
June 30, 2024	1,500,000	76%

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) gain on divestiture, (iii) tax benefit and expense, (iv) depreciation and amortization, (v) stock-based compensation expense, (vi) severance and strategic transformation costs and (vii) capitalized software costs.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(19,531)	$(50,579)	$(37,887)	$(124,028)
Add:
Depreciation and amortization	8,224	$8,216	16,024	16,454
Interest income and other income (expense), net	(845)	(2,668)	(3,533)	(6,452)
Gain on divestiture	—	—	(10,713)	—
Benefit (Expense) from income taxes	(725)	97	(157)	1,372
Stock-based compensation	5,662	9,838	13,348	26,066
Severance and strategic transformation costs(1)	2,541	5,297	6,006	13,956
Capitalized software costs	—	(5,154)	—	(7,972)
Adjusted EBITDA	$(4,674)	$(34,953)	$(16,912)	$(80,604)

(1)
Severance and strategic transformation costs include expenses associated with the termination of employees and expenses that focus on transforming the strategy of the Company’s sales and growth organization as well as our overall cost structure during the three and six months ended June 30, 2025 and 2024.

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

Severance and strategic transformation costs

In the three months ended June 30, 2025 and 2024, the Company recorded charges of $2.5 million and $5.3 million, respectively, in connection with severance and strategic transformation costs. In the six months ended June 30, 2025 and 2024, the Company recorded charges of $6.0 million and $14.0 million, respectively, in connection with severance and strategic transformation costs. The Company has executed a series of individual actions designed to maintain or improve our operating results and profitability. The Company continues to evaluate potential actions and may incur additional strategic transformation costs in future periods.

Our strategic transformation actions include transformational consulting, headcount reductions, and other related transitional amounts to maintain our competitive footprint. Strategic transformation actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We may incur additional strategic transformation costs in order to align our recurring cost structure with our current revenue profile. The timing and amount of the incurrence of such future strategic transformation costs are dependent on market conditions, customer actions and other factors.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three and six months ended June 30, 2025 and 2024 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2025	2024	Change	%	2025	2024	Change	%
Revenue	$70,898	$62,790	$8,108	13%	$137,731	$122,312	$15,419	13%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	31,143	39,294	(8,151)	(21)%	62,717	80,447	(17,730)	(22)%
Research and development	18,237	20,806	(2,569)	(12)%	40,339	47,486	(7,147)	(15)%
Sales and marketing	12,518	18,386	(5,868)	(32)%	25,094	44,112	(19,018)	(43)%
General and administrative	21,155	28,464	(7,309)	(26)%	44,347	61,221	(16,874)	(28)%
Depreciation and amortization expense	8,224	8,216	8	0%	16,024	16,454	(430)	(3)%
Total costs and operating expenses	91,277	115,166	(23,889)	(21)%	188,521	249,720	(61,199)	(25)%
Loss from operations	(20,379)	(52,376)	31,997	(61)%	(50,790)	(127,408)	76,618	(60)%
Interest income and other income (expense), net	845	2,668	(1,823)	(68)%	3,533	6,452	(2,919)	(45)%
Gain on divestiture	—	—	—	N/A	10,713	—	10,713	N/A
Loss before expense from income taxes and loss from equity method investment	(19,534)	(49,708)	30,174	(61)%	(36,544)	(120,956)	84,412	(70)%
Benefit (Expense) from income taxes	725	(97)	822	(847)%	157	(1,372)	1,529	(111)%
Loss from equity method investment	(722)	(774)	52	(7)%	(1,500)	(1,700)	200	(12)%
Net loss	(19,531)	(50,579)	31,048	(61)%	(37,887)	(124,028)	86,141	(69)%
Net income (loss) attributable to non-controlling interest	165	(659)	824	(125)%	513	(2,003)	2,516	(126)%
Net loss attributable to American Well Corporation	$(19,696)	$(49,920)	$30,224	(61)%	$(38,400)	$(122,025)	$83,625	(69)%

Revenue

For the three months ended June 30, 2025, subscription revenue increased $12.9 million due to timing of revenue recognition related to an arrangement with a strategic customer. Other revenue increased $1.1 million primarily related to professional services performed for our strategic customers. The sale of APC resulted in a decrease in visit revenue of $6.3 million in the three months ended June 30, 2025, which was partially offset by an increase in visit revenue of $0.7 million related to virtual primary care and special program visits. After adjusting for the impacts of the APC divestiture, visit revenue was consistent with the three months ended June 30, 2024.

For the six months ended June 30, 2025, subscription revenue increased $20.3 million due to timing of revenue recognition related to arrangements with several strategic customers. Other revenue increased $5.6 million primarily related to professional services performed for our strategic customers. The sale of APC resulted in a decrease in visit revenue of $12.4 million in the six months ended June 30, 2025, which was partially offset by an increase in visit revenue of $2.0 million related to virtual primary care and special program visits.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended June 30, 2025, the decrease in cost of revenue was primarily driven by a decrease in provider costs of $4.5 million, mainly due to the sale of APC. Employee costs decreased $3.4 million due to a headcount reduction of 22% period over period. There was also a decrease in third party related costs of $0.3 million. The Company's cost savings measures continue to have a positive impact on gross margin.

For the six months ended June 30, 2025, the decrease in cost of revenue was primarily driven by a decrease in provider costs of $9.9 million, mainly due to the sale of APC. Employee costs decreased $7.2 million due to a headcount reduction of 17% period over period. There was also a decrease in third party related costs of $1.6 million. The decreases were partially offset by an increase in marketing services provided for customers of $1.4 million. The Company's cost savings measures continue to have a positive impact on gross margin.

Research and Development Expenses

For the three months ended June 30, 2025, there was a decrease in employee-related costs of $2.5 million (due to headcount reduction of 12% period over period and reduced stock compensation expense). There was also a decrease of $0.3 million in third party software costs due to cost savings measures put into place.

For the six months ended June 30, 2025, there was a decrease in employee-related costs of $4.5 million (due to headcount reduction of 11% period over period and reduced stock compensation expense). There was also a decrease of $1.7 million in consulting spend as the peak development of the Amwell Converge platform is complete and due to cost savings measures put into place a decrease of $0.5 million in third party software costs.

Sales and Marketing Expenses

For the three months ended June 30, 2025, there was a decrease in employee-related costs of $4.4 million (due to headcount reduction of 41% period over period and reduced stock compensation expense), and due to cost savings measures put into place a decrease in marketing spend of $0.4 million and cost consulting spend of $0.6 million.

For the six months ended June 30, 2025, there was a decrease in employee-related costs of $12.3 million (due to headcount reduction of 40% period over period and reduced stock compensation expense), and due to cost savings measures put into place a decrease in marketing spend of $1.5 million and a decrease in consulting spend of $0.9 million. In the prior year there was strategic cost consulting spend of $3.6 million that did not occur in the current year.

General and Administrative Expenses

For the three months ended June 30, 2025, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $5.5 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions of 27% period over period. In addition, consulting spend decreased $0.4 million, as a result of cost savings measures put into place. In the prior year there was strategic cost consulting spend of $3.0 million that did not occur in the current year. These decreases were partially offset by an increase in legal costs of $2.2 million as the Company continues diligence and discovery related to various ongoing legal matters.

For the six months ended June 30, 2025, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $12.5 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions of 31% period over period. In addition, consulting spend decreased $1.0 million, as a result of cost savings measures put into place. In the prior year there was strategic cost consulting spend of $5.0 million that did not occur in the current year. These decreases were partially offset by an increase in legal costs of $2.8 million as the Company continues diligence and discovery related to various ongoing legal matters.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three months ended June 30, 2025. For the three months ended June 30, 2025, amortization expense decreased by $0.1 million due to the sale of intangible assets in connection with the APC sale.

Depreciation expense remained consistent for the six months ended June 30, 2025. For the six months ended June 30, 2025, amortization expense decreased by $0.3 million due to the sale of intangible assets in connection with the APC sale.

Interest Income and Other (Expense) Income, net

For the three and six months ended June 30, 2025 and 2024, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Gain on divestiture

The gain of divesture relates to the gain from the sale of the APC Business, and represents the excess cash over the value of the net assets and liabilities sold.

Expense from Income Taxes

Income tax benefit was $0.7 million and $0.2 million for the three and six months ended June 30, 2025, compared to income tax expense of $0.1 million and $1.4 million for the three and six months ended June 30, 2024.

Loss from Equity Method Investment

In 2019, the Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via virtual care. During the quarter ended June 30, 2025, the companies determined that these care services could be provided through partnering between the two entities and that the joint venture was no longer necessary to achieve care delivery. Therefore, the joint venture will wind down during the second half of 2025. The Company does not have a controlling financial interest in CCAW, JV LLC, but it does have the ability to exercise significant influence over the operating and financial policies of CCAW, JV LLC. Therefore, the Company accounts for its investments in CCAW, JV LLC using the equity method of accounting.

During the three months ended June 30, 2025 and 2024, the Company recognized a loss of $0.7 million and $0.8 million, respectively, as its proportionate share of the joint venture results of operations. During the six months ended June 30, 2025 and 2024, the Company recognized a loss of $1.5 million and $1.7 million, respectively, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2025	2024
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(29,832)	$(81,549)
Net cash provided by (used in) investing activities	19,391	(9,788)
Net cash provided by financing activities	542	956
Total	$(9,899)	$(90,381)

Sources of Financing

Our principal sources of liquidity were cash and cash equivalents totaling $219.1 million and $228.3 million as of June 30, 2025 and December 31, 2024, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash and cash equivalents are comprised of money market funds.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $50.8 million and a net loss of $37.9 million for the six months ended June 30, 2025 and had an accumulated deficit of $2,004.3 million as of June 30, 2025.

The Company has no debt as of June 30, 2025 or December 31, 2024 and expects to generate operating losses in future periods.

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

Three months ended June 30, 2025, vs. three months ended June 30, 2024

Cash Used in Operating Activities

Cash used in operating activities was $29.8 million for the six months ended June 30, 2025. The primary driver of this use of cash was our net loss of $37.9 million. The net loss was partially offset by non-cash expenses of $22.5 million (primarily stock-based compensation of $13.3 million and depreciation and amortization of $16.0 million, offset by net gain on divestiture of $10.7 million).

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

Cash Provided by (used in) Investing Activities

Cash provided by investing activities was $19.4 million for the six months ended June 30, 2025. Cash provided by investing activities consisted of $20.4 million in proceeds from divestiture offset by $1.0 million minority investment in a strategic technology partner.

Cash used in investing activities was $9.8 million for the six months ended June 30, 2024. Cash used in investing activities consisted of $8.0 million in capitalized software development costs and $1.7 million investment in the less than majority owned joint venture.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025, was $0.5 million. Cash provided by financing activities consisted of $0.5 million of proceeds from the employee stock purchase plan.

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

Contractual Obligations and Commitments

As of June 30, 2025, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $219.1 million, and $228.3 million as of June 30, 2025 and December 31, 2024, respectively. These amounts were primarily invested in money markets. The Company held no investments as of June 30, 2025 and December 31, 2024. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of June 30, 2025 and December 31, 2024, the Company has one foreign subsidiary in Israel, the functional currency of that subsidiary is the New Israeli Shekel. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the six months ended June 30, 2025 and 2024 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2025.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	117	$7.88	—	—
May 1 to May 31	15	7.33	—	—
June 1 to June 30	25	6.74	—	—
Total	157	$7.65	—	—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2025, certain of our officers and directors adopted Rule 10b5-1 trading arrangements as follows:

•
On May 20, 2025, Deborah Jackson, a member of our Board of Directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for the sale of up to 13,593 shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and December 31, 2025.

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

AMERICAN WELL CORPORATION

Date:	August 5, 2025	By:	/s/ Ido Schoenberg, MD
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2025	By:	/s/ Mark Hirschhorn
Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2025	By:	/s/ Paul McNeice
Chief Accounting Officer
(Principal Accounting Officer)