Form 10-K
period 2025-12-31
American Well Corp
filed 2026-02-12
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the closing price of the shares of Class A common stock on The New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $125 million. Common stock held by each executive officer, director and by each person known to the registrant who owned 10% or more of its outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 30, 2026 the number of shares of Registrant’s Class A common stock outstanding was 14,904,513, the number of shares of Registrant’s Class B common stock outstanding was 1,369,518, and the number of shares of Registrant’s Class C common stock outstanding was 277,777.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the Registrant’s fiscal year ended December 31, 2025 ("Definitive Proxy Statement"). Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
the risk that the insurance we maintain may not fully cover all potential exposures; and
•
the continuation of the Defense Health Agency relationship beyond July of 2026 with comparable financial terms.

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

As of December 31, 2025, we power the digital care programs of approximately 50 health plans, which collectively represent more than 90 million covered lives, as well as approximately 80 of the nation’s largest health systems. Since inception, we have powered more than 37.6 million virtual care visits for our clients, including more than 4.5 million in the year ended December 31, 2025.

Our enterprise platform and software as a service solutions (“Amwell Platform”) enable hybrid care delivery by offering our clients products to help weave digital care across all care settings. For health systems, the Amwell Platform enables provider-to-provider virtual care for use cases ranging from stroke to virtual nursing and e-sitting. Our suite of Carepoint devices can enhance in-person care, whether the clients want to turn existing equipment such as televisions or iPads into digital access points or use Amwell CarepointTM carts and peripherals. The Amwell Platform also helps extend care outside the care setting by enabling both on-demand and scheduled provider-to-patient care for a range of use cases. This includes, but is not limited to, urgent care, primary care, behavioral health, chronic disease management, and specialty follow-up care. To augment in-person and virtual care, our automated care programs and digital mental health services help clinicians and health plans engage patients, members, and consumers before, after, or in-between visits to improve care plan adherence and prevent costly escalations.

For health plans, employers and government entities, the Amwell Platform enables a member-centric hybrid care experience, seamlessly connecting with current technology investments and offering an open architecture that allows simple integration of future innovation. The Amwell Platform enables a broad set of use cases, including primary, urgent, mental health, specialty, and chronic care. Our virtual primary care solution offers a primary care navigation hub that supports a whole-person, longitudinal care experience for members, integrating virtual visits with digital behavioral health tools and condition-specific automated care programs, with escalation back to virtual and/or in person care, if needed. Our urgent care solution helps members conveniently and effectively address unplanned care needs without visiting the emergency department or local urgent care facility, driving quality outcomes at a lower cost.

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

Our technology-enabled Amwell Platform is designed to be future-ready, reliable, flexible, scalable, secure and integrated with other healthcare software systems. The Amwell Platform offers state-of-the-art data architecture and video capabilities, flexibility and scalability, as well as a user experience focused on the needs of patients, members and providers. It has been designed from the ground up with the holistic understanding that the future of care of any one person will inevitably blend a mix of in-person, virtual and automated care experiences. The telehealth of yesterday has grown to encompass hybrid care delivery models and the flow of data that drives healthcare.

The Amwell Platform delivers the digital capabilities that health systems and health plans care about — for example, virtual primary care, post-discharge follow-up, chronic condition management, virtual nursing — and aligns them into a single digital care operating system that aggregates all of the data from these care experiences to provide real-time insight. By providing a single platform for the digital distribution of care, our Amwell Platform accelerates innovation and interoperability for health system and health plan clients as well as other healthcare innovators who aim to offer a seamless experience for providers, patients and members.

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

One Platform, Powering the Care Continuum

The Amwell Platform, our cloud-based enablement platform, digitally enables a scalable healthcare experience across all care settings. The development of the Amwell Platform provides our customer base with an improved and more robust healthcare solution that is designed to connect seamlessly with clients’ existing investments as well as Amwell-owned and partner programs.

The Amwell Platform is designed to remotely implement hybrid care solutions and services for our clients and grow with them as they broaden their offerings. It allows clients the flexibility to build their optimal hybrid care model across a wide variety of use cases based on their unique needs.

Health systems typically begin with on-demand and/or scheduled virtual visits. Additional provider-centric solutions include specialty consults, virtual nursing, automated care, behavioral health, and more. Clients can seamlessly activate additional solutions on the Amwell Platform as new needs arise, all working together to create a more connected experience for patients and providers.

Health plans typically begin with urgent care, virtual primary care, or behavioral health. Clients also can offer members access to our suite of specialty care programs offered through best-of-breed partners, including musculoskeletal care, second opinion, dermatology, and cardiometabolic care. The Amwell Platform’s open architecture allows it to integrate with health plans’ and employers’ existing systems and point solutions, connecting the digital care ecosystem and simplifying the member experience.

We have designed the Amwell Platform to be future-ready, intuitive and convenient for patients, providers and payers:

•
Patients and Members—For member or patient-initiated on-demand/urgent care visits, patients can elect to see the next available clinician. For scheduled visits, patients are guided through configurable pre-visit readiness assessments and can enroll themselves and their dependents, enter their medical history, search for providers who meet their needs and check insurance coverage. Entering a visit is simple; patients just click on a link they receive in a text message or email. No app download is required. Post visit, patients can access their visit record or share it with other providers in their care team. They also can engage with a condition-specific automated care program that the clinician enrolled them in during or after the visit. These automated care programs share patient data back with the care team and can escalate care to a virtual or in-person visit when necessary and based on client-implemented protocols. The Amwell Platform received a thumbs-up rating by patients of over 90% for the full-year period ended December 31, 2025.
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
•
Payers —Access to the Amwell Platform can be embedded directly into health plan portals, websites, and mobile applications, all using the health plan’s trusted brand. The Amwell Platform integrates directly with claims and eligibility systems to enable verification and collection of correct co-insurance payments from patients at the time of the visit. In addition, the Amwell Platform enables payers to connect their own digital assets, influence member workflows, and present key clinical quality information, such as gaps in care, to providers at the time of a visit. The Amwell Platform also enables payers with clinical networks or integrated delivery networks to seamlessly incorporate their own providers to deliver care.

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

The TAM in the U.S. for the Amwell Platform is the value of the above sub-segments of the market that can be captured through technology. We believe the TAM of our hybrid care platform is approximately $31 billion and will grow to roughly $50 billion over the next four years.

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

While we consider the companies above to be competitors, many are also partners or potential partners. For example, in the health system market, we routinely partner and/or integrate with EHR vendors to enhance care delivery for our customers. As we continue to open the Amwell Platform to third-party innovators, we believe erstwhile competitors will increasingly become collaborators and integration points.

We believe the breadth of our existing customer ecosystem, our unique customer footprint with both payers and providers, the depth of the Amwell Platform, and our business-to-business focus on promoting existing healthcare brands and integrating with multiple platforms increases the likelihood that stakeholders seeking to develop digital and hybrid care solutions will increasingly choose to collaborate with Amwell.

Our Competitive Strengths

Supporting the Full Continuum of Care with Synchronous, Asynchronous and Automated Capabilities

The Amwell Platform enables clients to deploy and configure care pathways that blend a range of technology-enabled care modalities. For example, a patient may benefit from ongoing digital-based therapy to assist with managing a behavioral health issue, chronic condition or recovery post hospital discharge. Yet, this patient can also be escalated to a synchronous session with a care provider via video using algorithms our clients configure and/or patient choice. The mix of automated, digital, and virtual care capabilities Amwell offers is unique and enables our clients to operate more efficiently and effectively while adhering to their own clinical pathways.

Enabling Our Clients Own Provider Networks

The Amwell Platform enables clients to leverage their own provider networks to treat their patients and members using virtual and digital modalities across the care continuum. Client providers utilized the Amwell Platform to address their patients’ needs, from primary care to chronic care management to specialty care. We offer provider training, outreach, and best practices to drive increased patient acquisition and retention, appropriate utilization, and better outcomes. This ability for healthcare organizations to seamlessly enable their own trusted providers and networks to deliver care on our best-in-class hybrid care platform – and the ability to supplement with our clinical services using AMG as needed - differentiates us in the industry.

Flexible and Scalable Suite of Solutions

Our scalable solutions allow us to grow with the digital and hybrid care delivery needs of our clients. The Amwell Platform is designed to be used by all, from the small innovative health systems, like El Camino Health, ‘the hospital of Silicon Valley’, to the largest health organizations like Elevance Health, The National Health Service in the United Kingdom and the U.S. Military Health System. Many clients start by providing a single (or several) use case(s), such as on-demand urgent care, or start with a subset of their members or patients. As our clients expand their hybrid care delivery, they can add components that support additional specialties or specific use cases across broader patient and/or member populations. As we expand our capabilities, our solutions, programs and devices allow us to partner with clients that are new to hybrid care delivery as well as with rapidly expanding digital and hybrid care market leaders.

Support for Third-Party and First-Party Applications and Solutions

The Amwell Platform enables clients to add their own digital assets as well as best-in-class third party solutions and activate members and patients directly from the Amwell Platform. For example, clients can make care programs, such as digital cognitive behavioral therapy or chronic condition management, available for providers to share with patients directly from within a virtual visit. Conversely, patients can be escalated to synchronous virtual care or directed to a client’s own physicians and solutions from automated continuity of care experiences based on client implemented rules and protocols. We believe the Amwell Platform’s ability to seamlessly integrate Amwell capabilities, client capabilities, and third-party capabilities versus forcing clients to either manage numerous point solutions or get locked into a single full stack vendor solution is another strong differentiator in our industry.

To bring as much value to our clients as possible, Amwell continues to enhance the ability to deliver third-party and first-party solutions to complement our own solutions. Payers and health systems are increasingly expressing their desire to work with fewer technology partners who can deliver more. This trend is driving our strategy to create a digital formulary as part of the Amwell Platform to provide high-quality vetted apps, services and products developed by leading innovators as well as by our clients themselves.

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

Platform Integration Enabling Efficient Delivery of Hybrid Care

The Amwell Platform integrates with clients’ care pathways and workflows using our APIs and embeddable software widgets. In addition to enabling workflows within client EHR systems such as Epic and Oracle Health, our Amwell Platform enables client care via “digital front doors”, mobile apps, and nurse lines for patient access. In the case of EHR workflows, providers typically prefer launching Amwell solutions within their EHR (e.g., Epic Hyperspace). For patients, Amwell enables a highly configured experience, including single sign on (SSO) from a patient portal (e.g., Epic MyChart) or from a dedicated portal experience (e.g., the health plan’s member portal). We also integrate with back-end systems to streamline administrative functions such as enrollment, clinical management, payment, claims administration, e-prescribing, follow-up and data interchanges such as picture archiving and communication systems (“PACS”). For our clients, this functionality eases administrative burdens and supports physician workflows. For patients and members, our embedded functionality simplifies hybrid care delivery directly into the portals and systems those individuals are already utilizing.

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

Our ecosystem also is strengthened by our alliances with innovators that bring new services and capabilities to the Amwell Platform. For example, our collaboration with Hello Heart supports cardiovascular disease prevention and management, The breadth of our ecosystem has enabled a deep understanding of health system and health plan workflows and reimbursement arrangements between our clients, allowing us to configure the Amwell Platform to meet their needs.

Access to Nationwide, On-Demand Medical Services to Support Our Clients’ Digital Care Solutions

As part of our mission to enable our clients to deliver hybrid care, we partner with AMG, our affiliated network of multi-disciplinary providers with 24/7/365 coverage across 50 states. AMG offers medical staffing solutions for virtual care services that can integrate with and extend our clients’ existing care capabilities. Beyond general practitioners, our AMG roster includes approximately 1,000 active behavioral health providers. In addition to AMG, we continue to expand our digital care solutions for chronic condition management with strategic partners in the areas of musculoskeletal, dermatology, cardiometabolic and second opinion services.

For health plans, AMG provides essential nationwide clinical coverage for members across a broad range of specialties. For health systems, most require clinical support for their initial programs and then transition to weekend or evening coverage as their clinicians are provisioned. For rural health systems or community hospitals, AMG’s clinical services provide wraparound care or access to critical services like telestroke when they may not have any providers to meet these patients' needs. During natural disasters or emergent health events, AMG can quickly augment staffing. By delivering access to on-demand medical staffing, we believe AMG brings trust and stability to our clients’ hybrid care delivery solutions.

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
•
Increasing adoption within existing populations—We see significant increases in utilization among clients as providers and patients have become more aware of and comfortable with digital care, and as clients have embedded virtual care more fully into their operations. We use targeted patient and provider engagement campaigns, best practices training as well as operational support to further drive an increase in usage across the Amwell Platform.
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

•
Enabling the sale of new solutions and services for clients to sell to their consumers and B2B customers—Many clients benefit from our scalable and configurable platform to create high-value programs to sell to their clients, whether it be virtual primary care staffed by their own providers, chronic care management programs or retail urgent care. Our future-ready, configurable Amwell Platform allows clients to target specific populations and opens up new revenue sources, driving higher value.

Invest in Platform to Continue to Expand Capabilities

We continue to invest in the Amwell Platform, developing new technologies, capabilities and programs that meet the broadening needs of our clients. We also partner with our clients and other stakeholders to build new features, modules and programs.

Selectively Pursue Acquisitions and Divestitures

The Amwell Platform enables us to selectively pursue strategic and complementary assets to support our clients’ needs. We have a track record of successfully identifying and integrating acquisitions and continue to evaluate acquisition opportunities that complement our strong organic growth opportunities.

In addition, we selectively pursue strategic divestitures to streamline our offerings and further our profitability and growth goals. For example, in January 2025, we divested all property and assets owned, leased or licensed by our wholly owned subsidiary, Aligned Telehealth, LLC ("Aligned"), and affiliated clinical partner, Asana Integrated Medical Group ("Asana" and together with Aligned, "APC"), which were primarily used or held for use in connection with Amwell’s business of providing telepsychiatry services to hospitals and correctional programs (the "APC Business"), subject to certain specified exclusions such as cash for total consideration of (i) an upfront cash payment of $20.7 million, subject to customary adjustments and (ii) an additional cash payment (the “Additional Payment”) equal to 0.4x the buyer and its affiliates’ aggregate revenues arising from the provision of the APC Business to current customers and potential customers in the sales pipeline of APC during the twelve-month period immediately following the closing, subject to certain exclusions.

The Company and Cleveland Clinic had historically provided care services through a joint venture, under the name CCAW, JV LLC. During the year ended December 31, 2025 the two companies determined that these care services could be provided through partnering between the two entities and that the joint venture was no longer necessary to achieve care delivery. As part of this agreement, the Company will continue to support virtual second opinion services that were previously provided by CCAW, JV LLC, though our existing relationship with Cleveland Clinic. Certain business activities will continue through the transition period which will end no later than March 31, 2026.

Our Products

The primary product we sell is access to the Amwell Platform, our enterprise, digital care delivery platform and software, via recurring subscriptions. We sell additional related services and solutions via configurable modules, partner programs, and Carepoint devices and services, including implementation, engagement, cart fleet management and integration. These additional services can be added to any base Amwell Platform subscription. We augment customers’ successful adoption of virtual care delivery by also selling access to clinical services on a fee-for-service basis on the Amwell Platform and through our direct-to-consumer app.

Our Technology and Operations

Our Amwell Platform is designed to provide superior patient and provider experiences. Our scalable, secure architecture supports data exchange, integration with EHRs, other data repositories and third-party devices and access to third party clinical programs. Additionally, we offer a portfolio of services to our clients to support their digital care platform, including workflows and capabilities designed to: attract and retain patients and members, drive operational efficiency, encourage physician engagement, enable digital care delivery for health systems, and lower the cost of care for health plans.

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

Visits

For urgent care and walk-in clinic type use cases, patients can seek care on-demand whenever coverage is available (currently 50 states and D.C., 24/7 for urgent care via AMG providers). Patients are routed to the next available provider and can review the provider’s credentials and biographical information before deciding whether to connect.

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

Overall Platform Design

User Experience

The Amwell Platform is designed to be a consistent experience across any application, workflow or access point for both providers and patients. The entire user experience is brandable by the client, letting providers and patients know they are meeting under the trusted brand of their preferred healthcare organization, driving brand affinity. Additionally, the modular architecture allows for swappable exchange of the entire A/V experience, allowing different vendors or capabilities such as payments or identity management to be quickly integrated in response to client need.

The user experience also has been designed to allow a patient to easily join a visit through Click to Join features: patients can join video visits by clicking on an email or text message, no registration or download required. Tech checks ensure adequate connectivity, browser compatibility and the correct A/V setting, minimizing the risk of dropped or interrupted visits.

Security and Reliability

The Amwell Platform has been designed to be secure and scalable; testing is automated and includes security scans, all vetted by our QA team. These scans are also vetted by our dedicated cybersecurity team, which includes security experts who monitor and address issues around the clock. We also have a full, evidence-grade digital forensics system that provides real-time analysis using multiple cloud forensic tools to our cybersecurity team. Amwell adheres to what we believe to be the highest security standards in the industry, using Auth0 with OAuth 2.0 SSO webRTC for in-browser video and Google’s Healthcare API for secure and standardized data storage. These security capabilities ensure that clients’ and patients’ data are held to high standards, limiting the impact of and ability for cyberattacks.

Scalability and Innovation

The Amwell Platform allows providers to easily expand their use of digital care, taking advantage of highly scalable managed services from best-in-class technology partners. A serverless multi-cloud microservices architecture lets Amwell adapt to any scale of processing power needed to address visit volumes. Clients can quickly implement a unique experience for patients and providers and embed any workflow in their own branded web and mobile solutions with low code / no code custom development. As digital care delivery continues to evolve, Amwell clients and partners have the flexibility and agility to scale virtual care 10x, or 1,000x, as needed.

Interoperability

The Amwell Platform is built on FHIR (“Fast Healthcare Interoperability Resources”) – not an antiquated, proprietary data model that needs to be translated to HL7 standards. All data within the Amwell Platform works with healthcare organizations’ systems and any EHR. Being FHIR-native allows the Amwell Platform to be interoperable with the entire healthcare ecosystem and creates an open platform for third-party developers.

App Framework

We have opened the Amwell Platform to others to build on and expand its abilities. The Amwell Platform can host and operate applications created by outside developers, whether to serve their own organizations or offer innovations to our large ecosystem. The FHIR APIs at the core of the Amwell Platform can invoke and give context to any external service, which can then be hosted inside the digital care experience, right in the field of view between the patient and the clinician. This app framework allows clients to deliver better, more efficient access to effective care, helping to close gaps in care, enhance treatment and better enable provider-to-patient relationships.

Technology Back-end Architecture

Secure, Scalable, Hosted Environment

We use secure, redundant data centers designed with high levels of availability, redundant subsystems, and compartmentalized security zones. With the Amwell Platform as a service digital care solution, there is no need for clients to purchase hardware, install and upgrade software, or manage system operations. The hosted approach ensures that visit capacity scales without requiring client-side interventions or upgrades. We manage hosting operations and security, which is monitored 24/7 by our Cyber Command Center (C3) and NOC. We historically deliver high levels of system uptime across the Amwell Platform.

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

AMG’s clinical operations team works to standardize virtual medical treatment by creating and maintaining standard operating procedures. This team also monitors waiting room queues and can reassign providers and patients as needed. The team uses analytics to test for appropriateness and efficiency of care as well as prescribing behaviors. AMG's team of nurses uses algorithms to identify potential quality issues and conducts manual reviews of clinical cases, utilizing a random audit process in addition to targeted audits, to ensure high quality care is consistently delivered. Finally, a monthly scorecard is distributed to all AMG providers showing their individual and comparative performance. For urgent care, the median wait time is less than 4 minutes for the 24 months ended December 31, 2025.

Research and Development

Our ability to continue to differentiate and enhance the Amwell Platform and offerings depends, in large part, on our capacity to continue to introduce new services, technologies, features and functionality. Our research and development team is responsible for the design, development, testing and certification of our solution. We maintain development offices in Ramat Gan, Israel and Bogotá and Medellin, Colombia, to support our international partners and to serve as an additional development resources. In addition, we utilize certain third-party development services to perform application development. We focus our research and development spend on developing new products and further enhancing the usability, functionality, reliability, performance and flexibility of our products.

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

U.S. Government Regulation

Our operations are subject to comprehensive United States federal, state and local regulations and international regulations in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of AMG’s providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare and medical practice regulation. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

During the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability of digital care services. For example, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to digital care services by, among other things, increasing reimbursement, permitting the enrollment of out of state providers and eliminating prior authorization requirements. Most Medicare reimbursement flexibilities have been extended through December 31, 2027, including a waiver for geographic site restrictions (patient may be located at home), the expansion of eligible provider types, and coverage for audio-only consults.

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

International Regulation

Our international operations are and will be subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the EU General Data Protection Regulation ("GDPR") and the UK General Data Protection Regulation ("UK GDPR")), data mining, data transfer, artificial intelligence, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital. In addition, the expansion of our operations into foreign countries increases our exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the FCPA, and corresponding foreign laws, including the UK Bribery Act.

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

GDPR and similar comprehensive data protection laws apply to personal data broadly across sectors. GDPR applies to personal data relating to all categories of data subjects including patients, job applicants, employees, contractors, client workforce members, business contacts, and web visitors. We are the data controller where we decide the purpose and means of processing data for a given activity, such as recruitment or marketing.

In addition, the GDPR imposes strict rules on the transfer of personal data out of the EEA to a “third country,” including the United States. The same is true for the UK GDPR. In July 2020, the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could affect our ability to efficiently process personal data from the EEA. The EU-US Privacy Shield has been replaced by an enhanced legal mechanism for data transfer namely the EU-US Data Privacy Framework (“DPF”) and the UK Extension to the DPF. However, the validity of the DPF may be challenged before the CJEU. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.

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

We have made meaningful progress on our ESG goals and reported on this progress in our 2025 Corporate Responsibility Report. Following the publication of our inaugural report in 2022 and annually thereafter, we reached out to our top stakeholders who validated our approach to ESG, which is focused on establishing goals and achieving incremental improvement year over year. Our ESG Taskforce, made up of subject matter experts from across the Amwell HR, Legal, and Investor Relations teams, as well as outside consultants and working with oversight from the Board of Directors ("Board"), steadily advanced our comprehensive ESG strategy connected to our strategic business initiatives.

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

Amwell Culture

Mission and Values

Our culture is grounded in our mission to enable greater access to more convenient, affordable, and effective care. Our values are core to who we are and serve as the foundation on which we are able to build a strong organization filled with employees who deliver exceptional products and services to our clients. At our core we are:

•
Customer First – Focused on understanding and supporting clients in achieving their goals, providing exceptional service, forging deep partnerships, keeping our commitments and promise only what we can deliver, and enriching patient-provider relationships;
•
One Team – Focused on communicating with respect and honesty, hiring and developing outstanding people, supporting our communities, fostering an inclusive culture and sense of belonging, and collaborating and empowering others to succeed; and
•
Deliver Awesome – Focused on bringing passion and energy, solving problems and embracing change and innovation, acting with integrity, being accountable, and delivering quality in all we do in a timely manner.

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

Our employees are our most valuable asset. As of December 31, 2025, we had 562 full-time employees of which 77% are based in the United States, spread out across 42 states, 10% in Ireland, 4% in Israel, 7% in Colombia and 2% in the UK.

Recruitment

In 2025, we continued to focus on building a strong pipeline of talent. Amwell ensures fair and equitable hiring practices to find the best and most qualified talent. We conduct merit-based selection and unbiased assessments and work to ensure our teams are as unique as the clients and patients we serve. Amwell also supports the next generation of talent through its robust internship program and seeks to hire exceptional talent directly from the program. In addition, our virtual workforce strategy has allowed us to continue our focus on a global recruitment strategy to hire from all geographies in which we operate. As of December 31, 2025, women represented nearly 48% of our global employees, and 26% of our employees are non-white.

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
•
Enable our ecosystem to improve access to equitable care

Investing in our Communities

Amwell Cares is our Corporate Social Responsibility Initiative. Guided by Amwell’s purpose, mission and values, Amwell Cares is committed to enriching and giving back to the communities we serve, working as One Team to drive the greatest positive impact. Driven by employees, with executive oversight, Amwell Cares works to support various causes, including health equity, hunger relief, and natural disaster recovery, through a variety of activities, including but not limited to company matches, sponsorship of and participation in charity walks/runs, donations and volunteer opportunities, and pro bono healthcare services delivered to communities affected by hurricane, fire or flood. Employees also are encouraged to volunteer on their own and are given a designated volunteer day to allow them time to give back in their local community. In 2025, Amwell continues to donate cash and pro bono healthcare services to support our local communities.

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
•
our limited number of significant clients (including our largest client by revenue, Elevance Health, which accounted for 24%, 27% and 31% of our revenue for the years ended December 31, 2023, 2024 and 2025, respectively) and the risk that we may lose their business;
•
weak growth and increased volatility in the digital care market;
•
inability to adapt to rapid technological changes;
•
increased competition from existing and potential new participants in the healthcare industry;
•
our clients’ acceptance of the Amwell Platform and our ability and the costs to further develop this platform;
•
changes in healthcare laws, regulations or trends as well as our ability to operate in the heavily regulated healthcare industry;
•
slower than expected growth in patient adoption of digital care and in the Amwell Platform usage by either clients or patients;
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

We have incurred significant losses and negative cash flows in each period since our inception. We incurred net losses of $95.0 million, $212.6 million and $679.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $2,061.6 million. These losses and accumulated deficit reflect the substantial investments we made to acquire new clients and develop the Amwell Platform and software as a service. We intend to continue scaling our business to increase our client, patient, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the applications of our technology through which consumers can access our services. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. In addition, we have undertaken and intend to continue to undertake cost-reduction efforts, such as headcount reductions and footprint optimization. These efforts may not provide the benefits that we expect, and we may be unable to recover the upfront costs associated with such efforts. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain or increase profitability. Our prior losses, combined with our expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

A significant portion of our revenue comes from a limited number of clients and we may be unable to retain our key clients.

We rely on a limited number of clients for a substantial portion of our total revenue. For the years ended December 31, 2025, 2024 and 2023, our largest client, Elevance, accounted for 31%, 27% and 24% of our revenue, respectively. For the years ended December 31, 2025, 2024 and 2023, our top ten clients by revenue accounted for 71%, 58% and 51% of our total revenue, respectively. The loss of any of our key clients, or a failure of some of them to renew or expand their subscriptions, could have a significant impact on our revenue. Our clients may choose to cancel, not renew or otherwise limit their use of our offerings for a variety of reasons described in this “Risk Factors” section, including mergers and acquisitions involving our clients. Further, as we rely on our reputation and recommendations from key clients in order to promote our solution to potential new clients, the loss of any of our key clients could adversely affect our reputation and our ability to obtain new clients.

We may need additional capital to support the growth of our business, which may not be available to us on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we intend to continue scaling our business to increase our client, patient, member and provider bases, broaden the scope of services we offer, invest in research and development and expand the use of artificial intelligence in our technology. For the years ended December 31, 2025, 2024 and 2023, our net cash used in operating activities was $66.0 million, $127.3 million and $148.3 million respectively. As of December 31, 2025, we had $182.3 million of cash, cash equivalents and short-term investments, which are held for working capital purposes.

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

In the past, we have incurred significant non-cash impairment charges as a result of sustained declines in our stock price. If in the future there is a sustained decline in our stock price, adverse changes in our projected cash flows, and/or changes in key assumptions, including but not limited to lower revenue growth, lower operating margin, and/or a lower terminal growth rate, we may be required conduct additional impairment testing of our other intangibles and/or long-lived assets and subsequently record additional non-cash impairment charge. Such a non-cash charge would likely have a material adverse effect on our consolidated statements of operations and balance sheets in the reporting period of the charge. For additional information, see Part II, Item 7: Management’s Discussion & Analysis of Financial Condition and Results of Operations under the sub-heading “Critical Accounting Policies and Estimates— Intangible Assets.”

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

We currently generate most of our revenues from clients who purchase access to the Amwell Platform. These contracts generally have stated initial terms of three years. Most of our clients have no obligation to renew their subscriptions for our solution after the initial term expires. In addition, our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these clients. Our future results of operations depend, in part, on our ability to expand into new clinical specialties and across care settings and use cases. If our clients fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth may be constrained.

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

To date, we have historically derived a substantial majority of our revenue from clients who pay for access to the Amwell Platform. Our long-term results of operations and continued growth will depend on our ability to successfully develop and market new digital care products and services that our clients want and are willing to purchase. In addition, we have invested significant resources in research and development to enhance our existing solution and introduce new high-quality digital care products and services, and intend to continue to invest resources to enhance our existing solution and introduce new products and services. If existing clients are not willing to make additional payments for such new applications, or if new clients and their members and patients do not value such new applications, it could have a material adverse effect on our business, financial condition and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solution and services on a timely basis, we may lose clients. Our results of operations would also suffer if our innovations are not responsive to the needs of our clients, appropriately timed with market opportunity or effectively brought to market.

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

Our senior management team and skilled workforce are crucial for executing our business strategy.

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
•
the mix of products and services sold during a period; and
•
the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of intangible assets from acquired companies.

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

With respect to our international operations, we face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific client and member preferences as well as country-specific legal requirements, including those related to licensing, privacy, data storage, location, protection and security. We have offices in the United States, Ireland, Colombia and Israel and clients in Israel and throughout Europe and Australia.

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

Data privacy is also subject to frequently changing laws, rules, regulations and standards in the various jurisdictions in which we operate. Such initiatives around the country could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. Our Board is briefed periodically on cybersecurity and risk management issues by our Chief Information Officer and Head of Legal and we have implemented a number of processes to avoid cyber threats and to protect privacy. However, the processes we have implemented in connection with such initiatives may be insufficient to prevent or detect improper access to confidential, proprietary or sensitive data, including personal data. In addition, the competition for talent in the data privacy and cybersecurity space is intense, and we may be unable to hire, develop or retain suitable talent capable of adequately detecting, mitigating or remediating these risks. Our failure to adhere to, or successfully implement processes in response to, changing legal or regulatory requirements in this area could result in legal liability or damage to our reputation in the marketplace.

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

Our clients utilize a variety of data formats, applications and information systems and our solution must support our clients’ data formats and integrate with complex enterprise applications and information systems. If the Amwell Platform does not currently support a client’s required data format or appropriately integrate with a client’s applications and information systems, then we must configure the Amwell Platform to do so, which increases our expenses. Additionally, we do not control our clients’ implementation schedules. As a result, if our clients do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the client implementation process is not executed successfully or if execution is delayed, we could incur significant costs, clients could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial term commitment or, in some cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our client relationships.

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

Sales and use and similar tax laws and rates vary greatly from state to state. For 2025, we filed sales and use tax in 48 states. With respect to the remaining states in which we do not collect sales and use or similar taxes, although some of these states consider software-as-a-service to be exempt from sales and use tax or the state does not charge sales and use tax, one or more of the remaining states may assert that we had economic nexus with such state and were required to collect such taxes with respect to past or future services, which could result in tax assessments and penalties and interest. The assertion of such taxes against us for past services, or any requirement that we collect sales taxes on its provision of future services, could have a material adverse effect on our business, cash tax liabilities, results of operations, and financial condition.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain credit and capital loss carryforwards to offset future taxable income. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. As of December 31, 2025, we had approximately $1,187.0 million of federal NOL carryforwards, $52.9 million of tax effected state NOL carryforwards, $12.9 million and $3.1 of federal and state research and development credit carryforwards, respectively. The federal NOL carryforwards for years before 2018 begin to expire in 2026, the state NOL carryforwards began to expire in 2022 and federal research and development credit carryforwards begin to expire in 2027. Federal NOL carryforwards totaling $958.4 million generated in 2018 and after do not expire and can be carried forward indefinitely. Based on our analysis of changes in the ownership of our stock through December 31, 2025, we do not believe that any such changes prior to such date resulted in significant limitations under Section 382 of the Code on our ability to utilize NOL and credit carryforwards generated prior to that date. However, changes in the ownership of our stock after December 31, 2025, some of which are outside of our control, could result in an ownership change under Section 382 of the Code after such date, which could significantly limit our ability to utilize our existing and future NOL and credit carryforwards arising at any time prior to such ownership change. In addition, certain of our NOLs for years before 2019 may be subject to a separate set of limitations applicable to losses from “separate return years,” which may limit our ability to use such losses against the income of our consolidated group. We have recorded a full valuation allowance against the deferred tax assets attributable to our NOL and our research and development credit carryforwards.

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
•
difficulty converting the clients of the acquired business onto the Amwell Platform and our contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
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

Our ability to conduct digital care services in a particular jurisdiction is directly dependent upon the applicable laws governing remote care, the practice of medicine and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to digital care services, in the past, state medical boards have established new rules or interpreted existing rules in a manner that has limited or restricted our ability to conduct our business as it was conducted in other states. Some of these actions have resulted in the suspension or modification of our digital care operations in certain states. However, the extent to which a jurisdiction considers particular actions or relationships to comply with the applicable standard of care is subject to change and to evolving interpretations by (in the case of U.S. states) medical boards and state attorneys general, among others, each with broad discretion. Accordingly, we must monitor our compliance with law in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Although the COVID-19 pandemic has led to the relaxation of certain Medicare, Medicaid and state licensure restrictions on the delivery of digital care services, it is uncertain how long the relaxed policies will remain in effect. However, although many of the executive orders have expired, several states have made permanent changes to their telehealth requirements, which in most cases will result in increased access to telehealth services. Most of the federal waivers have been extended through December 31, 2027.

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

In addition, there are a growing number of state, federal and foreign laws and regulations regarding the development and use of artificial intelligence that may apply to health and digital care services. For example, cross-sectoral laws such as the Colorado AI Act and EU AI Act regulate “high-risk” AI systems, including systems which make significant decisions related to healthcare and insurance. Healthcare-specific AI laws regulate use of AI in delivery of healthcare services, including requirements for transparency and consent. Where applicable to our business practices we must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply.

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

Because of the extreme sensitivity of the PII and PHI we store and transmit, the security features of the Amwell Platform and software as a service are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and member data, including PHI. As a result, our reputation could be severely damaged, adversely affecting client and member confidence. Consumers may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Finally, as noted above, any conversion of existing shares of Class B or Class C common stock would dilute the relative voting power of all holders of shares of Class A common stock. As of December 31, 2025, the Company had 1,647,295 shares of Class A common stock reserved for issuance upon conversion of Class B and Class C common stock. To the extent that the holders of Class B or Class C common stock convert their shares, your proportional vote out of the 49% vote to which the Class A shares (together with the Class C shares, in the case of votes other than for directors) are entitled while shares of Class B common stock remain outstanding will be diluted.

Our multiple class structure may depress the trading price or liquidity of our Class A common stock.

Our multiple class structure may result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers restrict companies with multiple class share structures in certain of their indexes. In addition, several stockholder advisory firms have announced their opposition to the use of dual or multiple class structures. As a result, the multiple class structure of our common stock may prevent the inclusion of our Class A common stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. The difference in the voting rights of our Class A, Class B and Class C common stock could harm the value of our Class A common stock to the extent that any investor or potential future purchaser of our Class A common stock ascribes value to the right of holders of our Class B common stock to hold at all times 51% of our voting power. The existence of multiple classes of common stock could also result in less liquidity for our Class A common stock than if there were only one class of our common stock.

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

We are a “controlled company” within the meaning of NYSE rules and, as a result, we qualify for, and may in the future rely on, exemptions from certain corporate governance requirements.

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

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. As of January 30, 2026, we had outstanding 14,904,513 shares of Class A common stock, 1,369,518 shares of Class B common stock and 277,777 shares of Class C common stock. Moreover, certain stockholders have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of Class A common stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Our Board has overall oversight responsibility for our risk management and is briefed periodically on cybersecurity risk management and any material cybersecurity incidents by our Chief Information Officer, or CIO, and Head of Legal. The Board is responsible for ensuring that management has processes in place designed to (i) identify and evaluate cybersecurity risks to which the company is exposed and (ii) manage cybersecurity risks and mitigate cybersecurity incidents.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – Risks Related to Our Business and Industry” and “Risk Factors – Risks Related to Government Regulation" in this annual report on Form 10-K.

Item 2. Properties.

Our principal executive office is located in Boston, Massachusetts and is a LEED certified building. We also have offices in Ramat Gan, Israel, Tysons Corner, Virginia, Dublin, Ireland and Bogotá and Medellin, Colombia. All of our office locations are leased. We also maintain hardware inventory in facilities based in San Diego, California.

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

Holders

On January 30, 2026, there were 144 stockholders of record of our Class A common stock, two stockholders of record of our Class B common stock and one stockholder of record of our Class C common stock. The actual number of holders of our Class A common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record present here also do not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The information required hereunder will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference from Part III. "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended December 31, 2025.

Purchase of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report.

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 to October 31	102	$6.15	—	—
November 1 to November 30	—	$—	—	—
December 1 to December 31	—	$—	—	—
Total	102	$6.15	—	—

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

The following graph compares the cumulative total stockholder return on our Class A common stock with the comparable cumulative return of the Russell 2000 composite index and S&P 500 Health Care Services index. The graph assumes that $100 was invested in our Class A common stock and in each index on December 31, 2020. The comparisons are based on historical data and are not necessarily indicative of, nor intended to forecast, the future performance of our Class A common stock.

Fiscal year ended December 31, 2025

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

Overview

Amwell is a leading enterprise platform and software as a service company digitally enabling hybrid care. We empower health providers, payers, and innovators to achieve their digital ambitions, enabling a coordinated experience across in-person, virtual and automated care. We provide our clients with the core technology and services necessary to successfully develop and distribute digital care programs that meet their strategic, operational, financial and clinical objectives under their own brands. We offer our clients products to help weave digital care across all care settings. We bring technology and services that facilitate new models of care, strategic partnerships, consistent execution and better outcomes. As of December 31, 2025, we powered the digital care programs of approximately 50 health plans, which collectively represent more than 90 million covered lives, as well as approximately 80 of the nation’s largest health systems. Since inception, we have powered more than 37.6 million virtual care visits for our clients, including more than 4.5 million in the year ended December 31, 2025.

Our Business Model

We sell the Amwell Platform on a subscription basis, which with our modular platform architecture allows our clients to introduce innovative digital care use cases over time, expanding our subscription revenue opportunity. To support the Amwell Platform, we offer professional services on a fee-for-service basis and a range of patient and provider Carepoint devices and software that support hospital and home use cases and access to AMG, our affiliated medical group that provides clinical services on a fee-for-service basis. The combination of the Amwell Platform, professional services and Carepoint hardware allows our clients to deploy digital care solutions across their full enterprise, deepening their relationships with existing and new patients and members through improved care access and coordination, cost and quality. Our contracts are typically three years in length but may be longer for our largest strategic client partners.

Divestiture and Dissolutions

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

In connection with such purchase and sale, the Buyer assumed specified contracts and the related accounts receivable and all accounts payable and accrued expenses of the Business. The divestiture was completed on Closing Date, and the total consideration was comprised of (i) an upfront cash payment of $20.7 million, which is equal to 1.1x the Business’ trailing twelve-month revenue, excluding on-site revenue attributable to certain of the Business’ contracts, subject to customary adjustments and (ii) an additional cash payment (the “Additional Payment”) equal to 0.4x the Buyer and its affiliates’ aggregate revenues arising from the provision of the Business to current customers and potential customers in the sales pipeline during the twelve-month period immediately following the closing, excluding revenues arising from the provision of on-site psychiatric services to certain of the Business’ contracts and other specified revenues, which Additional Payment is payable within ten days following the final determination of the Additional Payment amount.

The Company divested our APC business as it was determined the offering no longer fit our goals around profitability and growth. Streamlining our service offerings will enable us to focus our resources on the Amwell Platform, strategic customers, and our path to profitability.

The Company and Cleveland Clinic had historically provided care services through a joint venture, under the name CCAW, JV LLC. During the year ended December 31, 2025 the two companies determined that these care services could be provided through partnering between the two entities and that the joint venture was no longer necessary to achieve care delivery. As part of this agreement the Company will continue to support virtual second opinion services that were previously provided by CCAW, JV LLC, though our existing relationship with Cleveland Clinic. Certain business activities will continue through the transition period which will end no later than March 31, 2026.

Key Metrics and Factors Affecting Our Performance

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions:

Health Systems:

	Years Ended December 31,
	2025	2024	2023
Average Number of Health System Clients	88	107	129
Total Health System Subscription Revenue	$40.6 million	$52.0 million	$53.5 million
Average Annual Contract Value	$461 thousand	$488 thousand	$415 thousand

Health System: A health system is an Amwell Platform client whose primary business case is the delivery of care by its providers. A typical health system client has many hospitals within its system. The average number of health system clients is calculated by averaging the number of such clients under contract at the beginning and end of each fiscal year. The decline in number of health system clients is due to consolidation in the market as well as strategic shift on service offering.

Health System Subscription Revenue: Health System subscription revenue consists of all Amwell Platform-related fees for a health system, including subscription licenses, fees related to software modules, and overage charges, and primarily represents the fee to access the Amwell Platform over the contractual period. Subscription revenue may include immaterial amounts from non-health system clients whose business model acts similarly to those clients.

Average Annual Contract Value: Average annual contract value is defined as total health system subscription revenue for the fiscal period divided by average number of health system clients. The decrease from 2024 to 2025 was driven by churn.

Health Plans:

	Years Ended December 31,
	2025	2024	2023
Average Number of Health Plan Clients	48	52	55
Total Health Plan Subscription Revenue	$35.4 million	$49.9 million	$49.2 million
Average Annual Contract Value	$737 thousand	$963 thousand	$902 thousand

Health Plan: A health plan is an Amwell Platform client whose primary business case is managing the healthcare financial risk of its membership. The average number of health plan clients is calculated by averaging the number of such clients under contract at the beginning and end of each fiscal year.

Health Plan Subscription Revenue: Health Plan subscription revenue consists of all Amwell Platform-related fees for a health plan, including subscription licenses, per member/per month charges and fees related to clinical programs, and primarily represents the fee to access the Amwell Platform over the contractual period. Subscription revenue may include immaterial amounts from non-health plan clients whose business model acts similarly to those clients.

Average Annual Contract Value: Annual contract value is defined as total health plan subscription revenue for the fiscal period divided by average number of health plan clients. The decrease from 2024 to 2025 was driven by churn.

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

We continue to experience strong adoption and usage of the Amwell Platform. In the year ended December 31, 2024, our clients completed a total of 5.9 million visits on the Amwell Platform, while in the year ended December 31, 2025, 4.5 million visits were completed. AMG providers accounted for 29% and 25% of total visits performed on the Amwell Platform during the years ended December 31, 2025 and 2024, respectively.

Visits:

	Years Ended December 31,
	2025	2024	2023
Overall Visits	4,535,000	5,905,000	6,290,000
AMG Visits	1,330,000	1,475,000	1,590,000
Total Visit Revenue	$94.3 million	$116.5 million	$119.5 million
Revenue per Visit	$71	$79	$75

AMG Visit: An AMG visit is a case completed by our AMG affiliate providers and visit revenue reflects fee-for-service revenue to AMG for the visit.

Invest in Growth

We expect to continue to focus on long-term revenue growth through investments in artificial intelligence technology and sales and marketing efforts. In addition, we believe continued investments in platform modules and clinical programs will allow us to further penetrate our products and services into our existing client relationships and new opportunities. Accordingly, in the short term we expect reduce our net loss through continued cost saving measures and a focus on strategic customer arrangements, but in the long term, we anticipate that these investments will positively impact our results of operations.

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income, net, (ii) gain on divestiture, (iii) tax benefit and expense, (iv) depreciation and amortization, (v) goodwill impairment, (vi) stock-based compensation expense, (vii) severance and strategic transformation costs and (viii) capitalized software costs. We had no such other items during the years ended December 31, 2025, 2024 and 2023.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for each of the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Net loss	$(94,967)	$(212,638)	$(679,171)
Add:
Depreciation and amortization	33,961	32,975	31,492
Interest and other income, net	(3,803)	(10,757)	(19,422)
Gain on divestiture(2)	(8,634)	—	—
Expense from income taxes	434	2,751	3,860
Goodwill impairment	—	—	436,479
Stock-based compensation	21,930	47,505	72,040
Severance and strategic transformation costs(1)	11,203	20,892	4,414
Capitalized software costs	-	(15,102)	(15,056)
Adjusted EBITDA	$(39,876)	$(134,374)	$(165,364)

(1)
Severance and strategic transformation costs include expenses associated with the termination of employees and expenses that focus on transforming the strategy of the Company’s sales and growth organization as well as our overall cost structure during the year ended December 31, 2025, 2024 and 2023, as described below in “—Severance and strategic transformation costs.”
(2)
Gain on divestiture is related to the gain recognized on the sale of our APC business.

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

Severance and strategic transformation costs

In the twelve months ended December 31, 2025, the Company recorded charges of $11.2 million, in connection with severance and strategic transformation costs. The Company has executed a series of individual actions designed to maintain or improve our operating results and profitability. The Company continues to evaluate potential actions and may incur additional strategic transformation costs in future periods.

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

For further information, see Note 20, "Severance and strategic transformation costs," to the consolidated financial statements included in this Report.

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

We generate revenues from the use of the Amwell Platform in the form of recurring subscription fees for use, and related services and Carepoint sales. We also generate revenue from the performance of AMG patient visits.

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

Cost of revenues are primarily driven by the size of our provider network and the hosting and technical support required to service our clients. Our business model is designed to be scalable and to leverage fixed costs to generate higher revenues. While we currently expect increased investments to further enhance our offering, we also expect increased efficiencies and economies of scale. Our quarterly cost of revenues as a percentage of revenues is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses.

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. We have made an effort to optimize our resourcing structure with a mix of nearshore and offshore employees and contractors, resulting in a more efficient cost structure. We continue to enhance our platform through additional functionality. We believe increased spending in prior years was a temporary investment to accelerate development of a more scalable and economically beneficial solution that will properly position the Company to benefit in the long term and have seen decline during the year as we return to normal levels of spend in future periods.

We expect research and development expense to remain flat in future periods. Our research and development expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our research and development expenses based on customer demand and emerging market trends.

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

We expect sales and marketing expense to remain flat in future periods. Our sales and marketing expenses will fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising and marketing expenses.

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

We expect our general and administrative expenses to remain relatively flat in future periods. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our general and administrative expenses.

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

Goodwill Impairment

Goodwill impairment is the result of the fair value of the Company’s one reporting unit being less than its carrying value. The goodwill impairment resulted from sustained decreases in the Company’s publicly quoted share price and market capitalization

Interest Income and Other Income (Expense), Net

The balance of interest income and other income (expense), net, consists predominantly of interest income on our money-market and short-term investments. We did not incur material interest expenses in the period as there were no outstanding debts or notes payables.

Gain on divestiture

The Company and Aligned entered into an asset purchase agreement relating to the sale of all property and assets owned, leased or licensed by Aligned that are primarily used or held for use in connection with the APC Business. In connection with such purchase and sale, the buyer assumed specified contracts and the related accounts receivable and all accounts payable and accrued expenses of the APC Business, and Dr. Cynthia Horner transferred the ownership of Asana to a doctor affiliated with the buyer. We divested the APC Business as it was determined the offering no longer fit our goals around profitability and growth. Streamlining our service offerings will enable us to focus our resources on the Amwell Platform, strategic customers, and our path to profitability. The divestiture of APC did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore, its results of operations were not reported as discontinued operations.

Provision for (Benefit from) Income Taxes

The income tax provisions were primarily due to state and foreign income tax expense.

Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Consolidated Results of Operations

The following table sets forth our summarized consolidated statement of operations data for the years ended December 31, 2025, 2024 and 2023 and the dollar and percentage change between the respective periods:

	Years Ended December 31,
				Fiscal Year 2025 to Fiscal Year 2024		Fiscal Year 2024 to Fiscal Year 2023
(in thousands)	2025	2024	2023	Change	%	Change	%
Revenue	$249,325	$254,364	$259,047	$(5,039)	(2)%	$(4,683)	(2)%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	116,467	155,412	164,287	(38,945)	(25)%	(8,875)	(5)%
Research and development	72,861	86,065	105,827	(13,204)	(15)%	(19,762)	(19)%
Sales and marketing	43,265	76,272	86,460	(33,007)	(43)%	(10,188)	(12)%
General and administrative	88,045	121,174	126,645	(33,129)	(27)%	(5,471)	(4)%
Depreciation and amortization expense	33,961	32,975	31,492	986	3%	1,483	5%
Goodwill impairment	—	—	436,479	—	100%	(436,479)	100%
Total costs and operating expenses	354,599	471,898	951,190	(117,299)	(25)%	(479,292)	(50)%
Loss from operations	(105,274)	(217,534)	(692,143)	112,260	(52)%	474,609	(69)%
Interest income and other income (expense), net	3,803	10,757	19,422	(6,954)	(65)%	(8,665)	(45)%
Gain on divestiture	8,634	—	—	8,634	N/A	—	N/A
Loss before expense from income taxes and loss from equity method investment	(92,837)	(206,777)	(672,721)	113,940	(55)%	465,944	(69)%
Expense from income taxes	(434)	(2,751)	(3,860)	2,317	(84)%	1,109	(29)%
Loss from equity method investment	(1,696)	(3,110)	(2,590)	1,414	(45)%	(520)	20%
Net loss	(94,967)	(212,638)	(679,171)	117,671	(55)%	466,533	(69)%
Net income (loss) attributable to non-controlling interest	733	(4,495)	(4,007)	5,228	(116)%	(488)	12%
Net loss attributable to American Well Corporation	$(95,700)	$(208,143)	$(675,164)	$112,443	(54)%	$467,021	(69)%

Revenue

For the year ended December 31, 2025, subscription revenue increased $16.9 million due to growth in our strategic clients, partially offset by continued churn in our health plan and health system customers. The increase was offset with a decrease in visit revenue of $22.2 million due to the sale of APC ($22.7 million in revenue in the prior year).

For the year ended December 31, 2024, subscription revenue increased $3.2 million due to growth in our strategic clients. While our aggregated number of health systems clients declined during re-platforming and market consolidation, we have retained the majority of our historically significant clients and with the Amwell Platform have been able to strengthen and expand our strategic clients during the year. The increase was offset with a decrease in visit revenue of $3.0 million due to a decline in visit volume and lower utilization in specialty care, and a decrease in other revenue of $4.8 million primarily related to a decrease in marketing and services revenue due to timing of services provided to various strategic customers each year.

Costs of Revenue, Excluding Depreciation and Amortization of Intangible Assets

For the year ended December 31, 2025, the decrease in cost of revenue was primarily driven by a decrease in provider costs of $18.3 million, mainly due to the sale of APC. Employee costs decreased $15.3 million due to a headcount reduction of 23% period over period. There was also a decrease in third party related costs of $3.1 million and a decrease in hardware costs of $1.7 million. The Company’s cost savings measures continue to have a positive impact on gross margin.

For the year ended December 31, 2024, the decrease in cost of revenue was primarily driven by a decrease in marketing services provided for customers of $3.2 million, and a decrease in employee and provider costs of $3.6 million, driven by headcount reduction and lower visit volume. Consulting spend also decreased by $2.1 million. The Company’s cost savings measures continue to have a positive impact on gross margin.

Total costs of revenue employee headcount decreased to 151 on December 31, 2025, as compared to 219 on December 31, 2024 and 239 on December 31, 2023.

Research and Development Expenses

For the year ended December 31, 2025, the decrease in research and development expense was primarily driven by a decrease in employee-related costs of $10.2 million (due to headcount reduction of 13% period over period and reduced stock compensation expense). There was also a decrease of $0.9 million in third party software costs, $0.8 million in consulting costs and $0.5 million in research spend due to cost savings measures put into place.

For the year ended December 31, 2024, the decrease in research and development expense was primarily driven by a decrease of $12 million in consulting spend as the peak development of the Amwell Platform is complete. There was also a decrease in employee-related costs (including stock comp expense) of $7.6 million due to headcount reduction.

Total research and development employee headcount decreased to 194 on December 31, 2025, as compared to 289 on December 31, 2024 and 332 on December 31, 2023.

Sales and Marketing Expenses

For the year ended December 31, 2025, the decrease in sales and marketing expense was driven by a decrease in employee-related costs of $23.9 million (due to headcount reduction of 39% period over period and reduced stock compensation expense), and due to cost savings measures put into place a decrease in marketing spend of $1.3 million and cost consulting spend of $2.0 million. In the prior year there was strategic cost consulting spend of $3.6 million that did not occur in the current year. There was also a decrease of $0.3 million in third party software costs, $0.6 million in overhead costs and $0.3 million in research and content spend due to cost savings measures put into place.

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

Total sales and marketing employee headcount decreased to 93 on December 31, 2025, as compared to 180 on December 31, 2024 and 304 on December 31, 2023.

General and Administrative Expenses

For the year ended December 31, 2025, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $31.0 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions of 26% period over period. In addition, consulting spend decreased $0.9 million, as a result of cost savings measures put into place. In the prior year there was strategic cost consulting spend of $5.0 million and $4.8 million additional bad debt. These decreases were partially offset by an increase in legal costs of $8.7 million as the Company continues diligence and discovery related to various ongoing legal matters.

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

General and administrative expenses, excluding the decrease in stock-based compensation, are expected to decrease in 2026 and then remain relatively flat in future periods as we have now recognized the impact of many strategic transformation costs.

Total general and administrative employee headcount decreased to 124 on December 31, 2025, as compared to 189 on December 31, 2024 and 229 on December 31, 2023.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the year ended December 31, 2025. Amortization expense increased by $1.1 million for the year ended December 31, 2025. The increase in amortization was due to accelerated amortization on tradenames and the start of amortization on software development costs, partially offset by the sale of intangible assets in connection with the APC sale.

Depreciation expense declined $0.3 million from the year ended December 31, 2024 as assets from prior years have become fully depreciated. Amortization expense increased by $1.8 million for the year ended December 31, 2024. The increase in amortization was related to the amortization of the internally developed software intangible assets that had a full year of amortization.

Goodwill Impairment

During the year ended December 31, 2023, the goodwill was fully impaired by $436.5 million as a result of sustained decreases in the Company’s publicly quoted share price and market capitalization.

Interest Income and Other Income (Expense), net

For the year ended December 31, 2025, interest income and other expenses consist primarily of interest income and gains from our cash equivalents. The decrease in interest income is due to a reduction in our cash equivalents, which were invested in money market securities yielding a lower rate of return for the majority of 2025.

For the year ended December 31, 2024, interest income and other expenses consist primarily of interest income and gains from our cash equivalents. The decrease in interest income is due to a reduction in our cash equivalents, which were invested in money market securities yielding a lower rate of return for the majority of 2024.

Gain on divestiture

The gain of divesture relates to the gain from the sale of the APC Business, and represents the excess cash over the value of the net assets and liabilities sold after net working capital adjustments.

(Expense) Benefit from Income Taxes

Income tax expense was $0.4 million for the year ended December 31, 2025, compared to income tax expense of $2.8 million for the year ended December 31, 2024. The decrease in the expense is primarily due to an decrease in foreign tax expense.

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

During 2025, the companies determined that these care services could be provided through partnering between the two entities and that the joint venture was no longer necessary to achieve care delivery, as a result the companies entered into an agreement for the transfer of the VSO Business and complete liquidation and dissolution of the joint venture. Certain business activities will continue through the transition period which will end no later than March 31, 2026.

During the years ended December 31, 2025 and 2024, the Company recognized a loss of $1.7 million and $3.1 million as its proportionate share of the joint venture results of operations, respectively.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Years December 31,
	2025	2024	2023
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(65,953)	$(127,338)	$(148,343)
Net cash provided by (used in) investing activities	17,104	(18,652)	(19,168)
Net cash provided by financing activities	840	1,381	2,147
Total	$(48,009)	$(144,609)	$(165,364)

Sources of Financing

Our principal sources of liquidity were cash and cash equivalents totaling $182.3 million as of December 31, 2025, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash and cash equivalents are comprised of money market funds.

As shown in the accompanying consolidated financial statements, the Company incurred a loss from operations of $105.3 million and a net loss of $95.0 million for year ended December 31, 2025 and had an accumulated deficit of $2,061.6 million as of December 31, 2025.

The Company has no debt as of December 31, 2025 and expects to generate operating losses in future years.

We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the issuance date of the financial statements. Our future capital requirements will depend on many factors including our growth rate, contract renewal activity, number of consultations on the Amwell Platform, the timing and extent of spending to support product development efforts, our expansion of sales and marketing activities, the introduction of new and enhanced services offerings, and the continuing market acceptance of digital care services. We may in the future enter into arrangements to acquire or invest in complementary businesses, services and technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be adversely affected.

Cash Used in Operating Activities

For the year ended December 31, 2025, cash used in operating activities was $66.0 million. The primary driver of this use of cash was our net loss of $95.0 million, and decreases in deferred revenue which resulted in a decrease of cash of $33.0 million. The net loss was partially offset by non-cash expenses of $55.8 million (primarily stock-based compensation of $22.0 million and depreciation and amortization of $34.0 million).

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

Cash Provided by (used in) Investing Activities

Cash provided by investing activities was $(17.1) million for the year ended December 31, 2025. Cash provided by investing activities consisted of $20.4 million in proceeds from divestiture offset by $1.0 million minority investment in a strategic technology partner.

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

Cash provided by financing activities for the year ended December 31, 2025, was $0.8 million. Cash provided by financing activities consisted of $0.8 million of proceeds from the exercise of employee stock options and employee stock purchase plan.

Cash provided by financing activities for the year ended December 31, 2024, was $1.4 million. Cash provided by financing activities consisted of $1.4 million of proceeds from the exercise of employee stock options and employee stock purchase plan.

Cash provided by financing activities for the year ended December 31, 2023, was $2.1 million. Cash provided by financing activities consisted of $2.7 million of proceeds from the exercise of employee stock options and employee stock purchase plan, offset by $0.6 million in the repurchase of stock to cover tax withholding obligations upon vesting of restricted stock units.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2025:

	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating Leases	$5,137	$4,066	$1,071	$—	$—
Purchase Obligations	$28,957	16,434	12,523	—	—
Total	$34,094	$20,500	$13,594	$—	$—

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

Revenue Recognition

The Company generates revenue from contracts with clients who purchase access to the Amwell Platform. The Company also provides implementation and post go-live professional services for the Amwell Platform.

Access to the Amwell Platform, includes the ability for clients to access the AMG network of medical professionals, as well as, in certain cases, support and maintenance and other professional services. The typical contract term is three years. Most of the Company’s contracts are non-cancelable over the contractual term. Clients typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms.

For clients who purchase access to the Amwell Platform, the Company hosts a dedicated instance of the Amwell Platform, white-labeled under the client’s own name, branding, and with customized workflows and operating choices. Certain implementation services are required in order for the client to drive its intended benefit. These implementation services generally span several months and are not performed by another entity.

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

Deferred revenues consist of the unearned portion of billed fees for the Amwell Platform and related services, which is subsequently recognized as revenue in accordance with our revenue recognition policy. The Company estimates the amount of revenue it expects to recognize during the twelve-month period following the financial statement date which is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

Intangible Assets

Amortization of acquired intangible assets is the result of historical acquisitions. As a result of these transactions, contractor and customer relationships, acquired technology, and trade name were identified as intangible assets, and are amortized over their estimated useful lives.

When there is a triggering event the Company assesses the potential impact on its definite-lived intangibles and other long-lived assets. To test intangible assets for impairment the Company performs an undiscounted cash flow analysis to establish fair value. The significant estimates used in fair value methodology, which are based on Level 3 inputs, include the Company’s expectations for future operations and projected cash flows, including revenue, gross margin and operating expenses. Reasonably possible changes in those assumptions could result in non-cash impairment charges in the future.

Stock-Based Compensation

We measure all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We generally issue stock options, restricted stock units (“RSU’s”) and performance or market condition share awards ("PSU’s") to employees. Stock options and RSUs only have service-based vesting conditions and the Company records the expense for these awards using the straight-line method. PSUs may have multiple tranches each with certain performance condition or market capitalization or stock price milestones and service-based vesting conditions. The Company records the expense for these awards over the estimated life of each tranche.

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

The fair value of the PSUs is estimated based on the conditions of the award. Market based awards are valued using a Monte-Carlo valuation simulation. Similar to stock options, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Performance based awards are valued at each reporting period, the amount of stock-based compensation is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement.

Recently Issued and Adopted Accounting Pronouncements

Refer to Note 2 of our consolidated financial statements included elsewhere in this Annual Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $182.3 million, $228.3 million, and $372.0 million as of December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, 2024 and 2023 the Company held no investments. The cash and cash equivalents are held for investment in our business operations and working capital purposes. Our investments are made for capital preservation purposes. We do not enter into investments for trading or speculative purposes. All our investments are denominated in U.S. dollars.

We do not believe that an increase or decrease of 100 basis points in interest rates would have a material effect on our business, financial condition or results of operations. However, our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely affected due to a rise in interest rates. Interest rates declined in 2025 and may continue to decline in 2026. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates.

Fluctuations in the value of our money market funds caused by a change in interest rates (gains or losses on the carrying value) are recorded in other income and are realized only if we sell the underlying securities.

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of December 31, 2025 the Company has a foreign subsidiary and branch in Israel, the functional currency for each is New Israel Shekel, and another foreign subsidiary in Colombia, the functional currency of this subsidiary is the U.S. dollar. In addition the Company has three foreign subsidiaries from the acquisition of SilverCloud, with functional currencies of the Euro, British pound and Australian dollars. The transactional activity for these entities in the years ended December 31, 2024 and 2025 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. As our international operations expand, it will increase our exposure to foreign currency exchange risk in the future.

Inflation Risk

We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last two years. However, the U.S. economy has experienced and is continuing to experience high rates of inflation, and such inflation risk may continue in 2026. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition or results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2025. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, including controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2025, certain of our officers and directors adopted Rule 10b5-1 trading arrangements as follows:

•
On December 1, 2025, Dan Zamansky, our Chief Product and Technology Officer, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for the sale of up to 2,472 shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and March 31, 2026.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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
(3)
Exhibits. The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description	Incorporation by Reference
		Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Certificate of Incorporation	S-1	333-248309	3.1	August 24, 2020

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-39515	3.1	July 15, 2024

3.3	By-Laws	S-1	333-248309	3.2	August 24, 2020

4.1	Form of Common Stock Certificate	S-1	333-248309	4.1	August 24, 2020

4.2	Second Amended and Restated Investors’ Rights Agreement, dated October 8, 2010	S-1	333-248309	4.2	August 24, 2020

4.3	Amendment No. 1 to Second Amended and Restated Investors’ Rights Agreement, dated November 1, 2016	S-1	333-248309	4.3	August 24, 2020

4.4	Amendment No. 2 to Second Amended and Restated Investors’ Rights Agreement, dated May 29, 2018	S-1	333-248309	4.4	August 24, 2020

4.5	Amendment No. 3 to Second Amended and Restated Investors’ Rights Agreement, dated September 5, 2019	S-1	333-248309	4.5	August 24, 2020

4.6	Amendment No. 5 and Joinder to Second Amended and Restated Investors’ Rights Agreement, dated September 21, 2020	8-K	001-39515	10.1	September 22, 2020

4.7	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39515	4.7	March 26, 2021

10.1#	Amended and Restated 2006 Employee, Director and Consultant Stock Plan, as amended	S-1	333-248309	10.1	August 24, 2020

10.2#	2020 Equity Incentive Plan	S-1	333-248309	10.5	August 24, 2020

10.3†	Master Services Agreement, dated January 1, 2023, by and among American Well Corporation and Elevance Health, Inc.	8-K	001-39515	10.1	December 1, 2022

10.4†	Provider Agreement, dated as of November 28, 2022, by and between Blue Cross of California doing business as Anthem Blue Cross and Online Care Group, P.C.	8-K	001-39515	10.3	December 1, 2022

10.5†	Provider Agreement, dated as of November 28, 2022, by and among Rocky Mountain Hospital and Medical Service, Inc., doing business as Anthem Blue Cross and Blue Shield and HMO Colorado, Inc. doing business as HMO Colorado,	8-K	001-39515	10.4	December 1, 2022

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

10.6†	Amendment to Master Services Agreement, dated as of December 24, 2025, by and between American Well Corporation and Elevance Health, Inc.	8-K	001-39515	10.1	January 2, 2026

10.7	Statement of Work, dated as of December 25, 2025, by and between American Well Corporation and Elevance Health, Inc.	8-K	001-39515	10.2	January 2, 2026

10.8	Amended and Restated Statement of Work, dated as of January 5, 2026, by and between American Well Corporation and Elevance Health, Inc.	8-K	001-39515	10.1	January 8, 2026

10.9	Amendment to Provider Agreement, dated as of December 24, 2025, by and between Blue Cross of California doing business as Anthem Blue Cross and Online Care Group, P.C	8-K	001-39515	10.3	January 2, 2026

10.10

Amendment to Provider Agreement, dated as of December 24, 2025, by and between Rocky Mountain Hospital and Medical Service, Inc., doing business as Anthem Blue Cross and Blue Shield and HMO Colorado, Inc. doing business as HMO Colorado, Anthem Health Plans, Inc. doing business as Anthem Blue Cross and Blue Shield, Anthem Insurance Companies, Inc. and Blue Cross Blue Shield Healthcare Plan of Georgia, Inc. d/b/a Anthem Blue Cross and Blue Shield, Anthem Insurance Companies, Inc. doing business as Anthem Blue Cross and Blue Shield, Anthem Health Plans of Kentucky, Inc. d/b/a Anthem Blue Cross and Blue Shield, Anthem Health Plans of Maine, Inc. doing business as Anthem Blue Cross and Blue Shield, RightCHOICE Managed Care, Inc., Anthem Health Plans of New Hampshire, Inc. doing business as Anthem Blue Cross and Blue Shield and Matthew Thornton Health Plan, Inc., Rocky Mountain Hospital and Medical Service, Inc. doing business as Anthem Blue Cross and Blue Shield and

		8-K	001-39515	10.4	January 2, 2026

HMO Colorado, Inc. doing business as HMO Nevada, Empire Health Choice HMO, Inc. (d/b/a Empire BlueCross BlueShield HMO or Empire Blue Cross HMO) and Empire Health Choice Assurance, Inc. (d/b/a Empire BlueCross BlueShield or Empire Blue Cross), Community Insurance Company doing business as Anthem Blue Cross and Blue Shield, Anthem Health Plans of Virginia, Inc. doing business as Anthem Blue Cross and Blue Shield, Blue Cross Blue Shield of Wisconsin doing business as Anthem Blue Cross and Blue Shield ("Anthem") and Online Care Group, P.C

10.11	Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated December 20, 2012, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.11	August 24, 2020

10.12	Amendment No. 1 to the Joint Venture Formation and Limited Liability Company Investment Agreement National Telehealth Network, LLC, dated January 1, 2016, between SellCore, Inc. and American Well Corporation	S-1	333-248309	10.12	August 24, 2020

10.13	Form of Indemnification Agreement	S-1	333-248309	10.19	August 24, 2020

10.14#	Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 18, 2020	S-1	333-248309	10.20	August 24, 2020

10.15	Amendment No 1 to the MSA Agreement, dated October 20, 2023, between Elevance Health, Inc and American Well Corporation	10-Q	001-39515	10.1	November 1, 2023

10.16#	2020 Employee Stock Purchase Plan	S-1	333-248309	10.23	August 24, 2020

10.17#†	Business Support Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and Online Care Network P.C. and, as to certain sections, Peter Antall, M.D.	S-1	333-248309	10.26	August 24, 2020

10.18#	Amendment No. 6 to the Business Support Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and Online Care Network P.C.	S-1	333-248309	10.27	August 24, 2020

10.19#†	Business Support Subcontractor Services Agreement, dated February 25, 2013, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.28	August 24, 2020

10.20#	Amendment No. 4 to the Business Support Subcontractor Services Agreement, dated August 1, 2017, by and among National Telehealth Network, LLC and American Well Corporation	S-1	333-248309	10.29	August 24, 2020

10.21#	Notice of Restricted Stock Unit Agreement	10-K	001-39515	10.20	February 15, 2024

10.22#	Notice of Restricted Stock Unit Agreement and PSU Forfeiture	10-K	001-39515	10.22	February 15, 2024

10.23#	Addendum to Employment Agreement between American Well Corporation and Ido Schoenberg, dated June 29, 2021	10-Q	001-39515	10.39	November 12, 2021

10.24#	2020 Employee Stock Purchase Plan Sub-Plan for Israeli Participants	10-K	001-39515	10.37	March 26, 2021

10.25#	Sub Plan to the 2020 Equity Incentive Plan Republic of Ireland and the United Kingdom	10-K	001-39515	10.39	February 28, 2022

10.26#	American Well Corporation Sub Plan to the 2020 Employee Stock Purchase Plan Republic of Ireland and the United Kingdom, dated February 8, 2022	10-K	001-39515	10.41	February 28, 2022

10.27#	Amendment to the 2020 Employee Stock Purchase Plan	10-Q	001-39515	10.2	May 10, 2022

10.28#	Employment Agreement between American Well Corporation and Phyllis Gotlib, dated April 8, 2022	8-K	001-39515	10.1	August 5, 2022

10.29#	Amendment No. 1 Employment Agreement by and between Phyllis Gotlib and American Well Corporation, dated April 8, 2022	10-Q	001-39515	10.3	November 8, 2022

10.30#	Amendment No 1 to the MSA Agreement, dated October 20, 2023 between Elevance Health, Inc. and American Well Corporation	10-Q	001-39515	10.1	November 1, 2023

10.31#	Form of PSU Award Agreement 2023	10-Q	001-39515	10.2	November 1, 2023

10.32#	Transition Agreement between American Well Corporation and Dr. Roy Schoenberg, dated June 13, 2024	8-K	001-39515	10.1	June 13, 2024

10.33#	Amended and Restated Employment Agreement between American Well Corporation and Dr. Roy Schoenberg, dated June 13, 2024	8-K	001-39515	10.2	June 13, 2024

10.34#	Employment Agreement between American Well Corporation and Mark Hirschhorn, dated October 14, 2024	8-K	001-39515	10.1	October 15, 2024

10.35#	Form of Executive Retention Letter	10-Q	001-39515	10.3	October 30, 2024

10.36#	Amendment to Employment Agreement between American Well Corporation and Mark Hirschhorn, dated December 17, 2024	8-K	001-39515	10.1	December 18, 2024

10.37#	American Well Corporation Inducement Plan	8-K	001-39515	10.1	October 25, 2024

10.38#	Non-Employee Director Compensation Policy	10-Q	001-39515	10.1	May 1, 2024

10.39#*	Employment Agreement between American Well Corporation and Dmitry Zamansky, dated February 25, 2025

10.40#	Retention Agreement between American Well Corporation and Dr. Ido Schoenberg, dated August 13, 2025	10-Q	001-39515	10.1	November 4, 2025

10.41#	Performance Share Unit Agreement between American Well Corporation and Dr. Ido Schoenberg, dated August 13, 2025	10-Q	001-39515	10.2	November 4, 2025

10.42#	Restricted Share Unit Agreement between American Well Corporation and Dr. Ido Schoenberg, dated August 13, 2025	10-Q	001-39515	10.3	November 4, 2025

10.43#	Performance Share Unit Agreement between American Well Corporation and Dr. Roy Schoenberg, dated August 13, 2025	10-Q	001-39515	10.4	November 4, 2025

10.44#	Restricted Share Unit Agreement between American Well Corporation and Dr. Roy Schoenberg, dated August 13, 2025	10-Q	001-39515	10.5	November 4, 2025

19.1	Insider Trading Policy	10-K	001-39515	19.1	February 12, 2025

21.1*	Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy Regarding Recovery of Erroneously Awarded Compensation	10-K	001-39515	97.1	February 15, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

American Well Corporation

Date: February 12, 2026	By:	/s/ Ido Schoenberg, MD
Ido Schoenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ido Schoenberg, MD	Chief Executive Officer (principal executive officer)	February 12, 2026
Ido Schoenberg

/s/ Mark Hirschhorn	Chief Financial Officer (principal financial officer)	February 12, 2026
Mark Hirschhorn

/s/ Paul McNeice	Chief Accounting Officer (principal accounting officer)	February 12, 2026
Paul McNeice

/s/ Roy Schoenberg, MD, MPH	Director	February 12, 2026
Roy Schoenberg

/s/ Rivka Goldwasser	Director	February 12, 2026
Rivka Goldwasser

/s/ Stephen Schlegel	Director	February 12, 2026
Stephen Schlegel

/s/ Dr. Peter Slavin	Director	February 12, 2026
Dr. Peter Slavin

/s/ Derek Ross	Director	February 12, 2026
Derek Ross

/s/ Dr. Toby Cosgrove	Director	February 12, 2026
Toby Cosgrove

/s/ Rob Webb	Director	February 12, 2026
Rob Webb

/s/ Deborah Jackson	Director	February 12, 2026
Deborah Jackson

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Well Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of American Well Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Platform Subscription and Visits

As described in Notes 1, 2 and 4 to the consolidated financial statements, the Company generates revenue primarily from contracts with clients who purchase subscriptions to access the Company’s enterprise software. Clients can also purchase access to the Company’s co-branded digital care practice hosted on the Company’s shared services platform. The Company also generates revenue when either the enterprise digital care platform or the shared services platform is utilized to conduct a medical visit. The Company’s revenue for platform subscription and visits was $227 million for the year ended December 31, 2025.

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

February 12, 2026

We have served as the Company’s auditor since 2016.

AMERICAN WELL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$182,328	$228,316
Accounts receivable ($955 and $616, from related parties and net of allowances of $9,463 and $7,236, respectively)	49,693	71,885
Inventories	1,187	2,858
Deferred contract acquisition costs	2,660	2,513
Prepaid expenses and other current assets	10,813	11,421
Total current assets	246,681	316,993
Restricted cash	795	795
Property and equipment, net	225	376
Intangible assets, net	66,073	101,538
Operating lease right-of-use asset	3,930	7,203
Deferred contract acquisition costs, net of current portion	4,459	5,350
Other assets	1,624	2,213
Investment in minority owned joint venture (Note 2)	—	1,500
Total assets	$323,787	$435,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,649	$5,015
Accrued expenses and other current liabilities	45,308	49,326
Operating lease liability, current	3,632	3,690
Deferred revenue ($113 and $198 from related parties, respectively)	22,625	53,232
Total current liabilities	73,214	111,263
Other long-term liabilities	1,075	1,170
Operating lease liability, net of current portion	892	4,511
Deferred revenue, net of current portion ($0 and $10 from related parties, respectively)	818	2,780
Total liabilities	75,999	119,724
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of December 31, 2025 and as of December 31, 2024	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 14,782,788 and 13,922,877 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 1,369,518 shares issued and outstanding; 200,000,000 Class C shares authorized 277,777 issued and outstanding as of December 31, 2025 and as of December 31, 2024	165	156
Additional paid-in capital	2,309,145	2,286,380
Accumulated other comprehensive income (loss)	(12,099)	(15,840)
Accumulated deficit	(2,061,628)	(1,965,924)
Total American Well Corporation stockholders’ equity	235,583	304,772
Non-controlling interest	12,205	11,472
Total stockholders’ equity	247,788	316,244
Total liabilities and stockholders’ equity	$323,787	$435,968

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue
($2,586, $3,165 and $3,859 from related parties, respectively)	$249,325	$254,364	$259,047
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	116,467	155,412	164,287
Research and development	72,861	86,065	105,827
Sales and marketing	43,265	76,272	86,460
General and administrative	88,045	121,174	126,645
Depreciation and amortization expense	33,961	32,975	31,492
Goodwill impairment	—	—	436,479
Total costs and operating expenses	354,599	471,898	951,190
Loss from operations	(105,274)	(217,534)	(692,143)
Interest income and other income (expense), net	3,803	10,757	19,422
Gain on divestiture	8,634	—	—
Loss before expense from income taxes and loss from equity method investment	(92,837)	(206,777)	(672,721)
Expense from income taxes	(434)	(2,751)	(3,860)
Loss from equity method investment	(1,696)	(3,110)	(2,590)
Net loss	(94,967)	(212,638)	(679,171)
Net income (loss) attributable to non-controlling interest	733	(4,495)	(4,007)
Net loss attributable to American Well Corporation	$(95,700)	$(208,143)	$(675,164)
Net loss per share attributable to common stockholders, basic and diluted	$(5.96)	$(13.88)	$(47.50)
Weighted-average common shares outstanding, basic and diluted	16,047,452	14,999,590	14,212,505
Net loss	$(94,967)	$(212,638)	$(679,171)
Other comprehensive income (loss), net of tax:
Foreign currency translation	3,741	(190)	1,319
Comprehensive loss	(91,226)	(212,828)	(677,852)
Less: Comprehensive income (loss) attributable to non-controlling interest	733	(4,495)	(4,007)
Comprehensive loss attributable to American Well Corporation	$(91,959)	$(208,333)	$(673,845)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of December 31, 2022	13,856,791	$139	$2,162,735	$(16,969)	$(1,082,028)	$1,063,877	$19,974	$1,083,851
Exercise of common stock options	14,329	—	569	—	—	569	—	569
Vesting of restricted stock units	504,815	5	(5)	—	—	—	—	—
Shares withheld related to net share settlement and retired treasury stock	(13,248)	—	—	—	(586)	(586)	—	(586)
Issuance of stock under employee stock purchase plan	61,216	1	2,163	—	—	2,164	—	2,164
Stock-based compensation expense	—	—	72,040	—	—	72,040	—	72,040
Currency translation adjustment	—	—	—	1,319	—	1,319	—	1,319
Net loss	—	—	—	—	(675,164)	(675,164)	(4,007)	(679,171)
Balances as of December 31, 2023	14,423,903	$145	$2,237,502	$(15,650)	$(1,757,778)	$464,219	$15,967	$480,186
Vesting of restricted stock units	1,031,080	10	(10)	—	—	—	—	—
Shares repurchased and retired	(338)	—	—	—	(3)	(3)	—	(3)
Issuance of stock under employee stock purchase plan	115,527	1	1,383	—	—	1,384	—	1,384
Stock-based compensation expense	—	—	47,505	—	—	47,505	—	47,505
Currency translation adjustment	—	—	—	(190)	—	(190)	—	(190)
Net loss	—	—	—	—	(208,143)	(208,143)	(4,495)	(212,638)
Balances as of December 31, 2024	15,570,172	$156	$2,286,380	$(15,840)	$(1,965,924)	$304,772	$11,472	$316,244
Vesting of restricted stock units	732,774	7	(7)	—	—	—	—	—
Shares repurchased and retired	(538)	—	—	—	(4)	(4)	—	(4)
Issuance of stock under employee stock purchase plan	127,675	2	842	—	—	844	—	844
Stock-based compensation expense	—	—	21,930	—	—	21,930	—	21,930
Currency translation adjustment	—	—	—	3,741	—	3,741	—	3,741
Net loss	—	—	—	—	(95,700)	(95,700)	733	(94,967)
Balances as of December 31, 2025	16,430,083	$165	$2,309,145	$(12,099)	$(2,061,628)	$235,583	$12,205	$247,788

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN WELL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(94,967)	$(212,638)	$(679,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	—	—	436,479
Investment impairment	1,000	—	—
Depreciation and amortization expense	33,960	32,973	31,512
Provisions for credit losses	2,744	7,090	1,057
Inventory provisions	500	1,893	—
Net gain on divestiture	(8,634)	—	—
Amortization of deferred contract acquisition costs	2,623	2,457	2,261
Amortization of deferred contract fulfillment costs	1,020	459	432
Accretion of discounts on debt securities	—	—	(10,010)
Interest on debt securities	—	—	10,010
Stock-based compensation expense	22,010	47,542	72,246
Loss on equity method investment	1,696	3,110	2,590
Deferred income taxes	(1,110)	(243)	(242)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	12,220	(25,012)	3,248
Inventories	1,171	1,901	2,085
Deferred contract acquisition costs	(1,800)	(3,287)	(4,499)
Prepaid expenses and other current assets	871	2,601	4,694
Other assets	779	(217)	(76)
Accounts payable	(3,418)	159	(2,361)
Accrued expenses and other current liabilities	(3,642)	10,118	(15,139)
Deferred revenue	(32,976)	3,756	(3,459)
Net cash used in operating activities	(65,953)	(127,338)	(148,343)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(119)	(192)
Capitalized software development costs	—	(15,103)	(15,056)
Investment in less than majority owned joint venture	(196)	(3,430)	(3,920)
Net proceeds from divestiture	18,321	—	—
Purchases of investments	(1,000)	—	(389,990)
Proceeds from sales and maturities of investments	—	—	389,990
Net cash provided by (used in) investing activities	17,104	(18,652)	(19,168)
Cash flows from financing activities:
Proceeds from exercise of common stock options	—	—	569
Proceeds from employee stock purchase plan	844	1,384	2,164
Payments for the purchase of treasury stock	(4)	(3)	(586)
Net cash provided by financing activities	840	1,381	2,147
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	2,021	887	(1,144)
Net decrease in cash, cash equivalents, and restricted cash	(45,988)	(143,722)	(166,508)
Cash, cash equivalents, and restricted cash at beginning of period	229,111	372,833	539,341
Cash, cash equivalents, and restricted cash at end of period	$183,123	$229,111	$372,833
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	182,328	228,316	372,038
Restricted cash	795	795	795
Total cash, cash equivalents, and restricted cash at end of period	$183,123	$229,111	$372,833
Supplemental disclosure of cash flow information:
Cash paid for income taxes(1)	$1,969	$4,105	$5,003

(1) Cash paid for income taxes (net of refunds received) is composed of $19 in federal taxes paid, $230 in state taxes paid, and $1,720 in foreign taxes paid. Income taxes paid to Israel, Columbia and the United Kingdom are $1,230, $264 and $216, respectively.

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the ordinary course of business. Through December 31, 2025, the Company has primarily funded its operations with proceeds from the initial public offering, the sales of convertible preferred stock and revenue from clients who purchase access to the Amwell Platform. On September 21, 2020 the Company closed on the initial public offering raising $822,267 in gross proceeds. On September 21, 2020 the Company closed on a private placement with Google raising $100,000 in gross proceeds. Since inception, the Company has incurred recurring losses. As of December 31, 2025, the Company had an accumulated deficit of $2,061,628. The Company expects to continue to generate operating losses for the near future.

The Company expects that its cash, cash equivalents and investments will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next twelve months.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of American Well Corporation, its wholly-owned subsidiaries, those of professional corporations, which represent variable interest entities in which American Well has an interest and is the primary beneficiary (“PC”) (see Note 5) and National Telehealth Network (“NTN”), an entity in which American Well controls fifty percent or more of the voting shares (see Note 6). Intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Gains or losses from foreign currency remeasurement and settlements are included in interest income and other income (expense), net in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2025, 2024 and 2023 the Company’s gains (losses) from foreign currency remeasurement and settlement were $0, $0 and $(11).

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

As of December 31, 2025 one client accounted for 53% of outstanding accounts receivable and as of December 31, 2024 two clients accounted for 47% and 13% of outstanding accounts receivable. For the year ended December 31, 2025, sales to two clients represented 31% and 22% of the Company’s total revenue. For the years ended December 31, 2024 and 2023, sales to one client represented 27% and 24% of the Company’s total revenue, respectively.

Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

As of December 31, 2025 and 2024, the Company maintained letters of credit totaling $795 and $795, respectively, for the benefit of the landlord of its leased property. The Company has classified $795 and $795 as non-current on its consolidated balance sheet as of December 31, 2025 and 2024, respectively.

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

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. A charge is reported as impairment of goodwill in the consolidated statements of operations and comprehensive loss. In the year ended December 31, 2023 there was a full impairment of the goodwill balance. For details associated with the Company’s goodwill impairment, see Note 12 - Goodwill and Intangible Assets.

Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Finite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives. Intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require updates and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. During the year ended December 31, 2023 the Company concluded there was a triggering event and a recoverability test for intangible assets was performed. No impairment was identified as result of the recoverability test. The Company did not identify a triggering event during the year ended December 31, 2025. No impairments were identified during the year ended December 31, 2025, 2024 and 2023.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. To date, the Company has not recorded any impairment losses on long-lived assets. No impairments were identified during the years ended December 31, 2025, 2024 and 2023.

Investment in Minority Owned Joint Venture

In 2019, the Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via digital care delivery. During 2025, the companies determined that these care services could be provided through partnering between the two entities and that the joint venture was no longer necessary to achieve care delivery. During 2025, the companies entered into an agreement for the complete liquidation and dissolution of the joint venture. As part of this agreement the Company will continue to support virtual second opinion services that were previously provided by CCAW, JV LLC, though our existing relationship with Cleveland Clinic. Certain business activities will continue through the transition period which will end no later than March 31, 2026.

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

During the year ended December 31, 2020, the Company contributed $2,940 as its initial investment for a 49% interest in CCAW, JV LLC. The agreement also requires aggregate total capital contributions by the Company up to an additional $11,800 in two phases, which is yet to be defined. During the years ended December 31, 2025, 2024 and 2023 the Company made a capital contribution of $196, $3,430 and $3,920, respectively, related to a portion of the phase one capital commitment.

For the years ended December 31, 2025, 2024 and 2023, the Company recognized a loss of $1,696, $3,110 and $2,590 as its proportionate share of the joint ventures results of operations, respectively. There was no gain or loss on the liquidation. Accordingly, the carrying value of the equity method investment as of December 31, 2025 and 2024 was zero and $1,500, respectively.

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

The SAFE is accounted for under measurement alternative in accordance with Accounting Standards Codification ("ASC") 321, Investments — Equity Securities, which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Each period the Company assesses relevant transactions to identify observable price changes, and the Company regularly monitors these investments to evaluate whether there is an indication of impairment. The Company evaluates whether an investment’s fair value is less than its carrying value using an estimate of fair value, if such an estimate is available. For periods in which there is no estimate of fair value, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the value of the investment. Changes in the fair value of the investment are recorded as net appreciation in fair value of investment in the Consolidated Statements of Operations. As of December 31, 2025, the investment in Aingelz was fully impaired due to uncertainty of future financial stability and an impairment of $1,000 is included in Interest income and other income (expense), net on the condensed consolidated statement of operations.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statement of operations and comprehensive loss. For the years ended December 31, 2025, 2024 and 2023, the Company’s advertising expenses were $1,860, $3,935 and $5,508, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include payroll, employee benefits and other expenses associated with product development.

Internal-Use Software

The Company evaluates development costs incurred to develop functionality in connection with its internal-use software for capitalization. Qualifying costs incurred to develop internal-use software are capitalized when (i) the preliminary project stage is completed, (ii) management has authorized further funding for the completion of the project and (iii) it is probable that the project will be completed and performed as intended. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Capitalized internal-use software costs are included in intangible assets on the consolidated balance sheet for the years ended December 31, 2025 and 2024. There were no impairment charges related to capitalized software development costs during the years ended December 31, 2025, 2024 and 2023. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three to five years.

Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options, restricted stock units (“RSU’s”) and performance or market condition share awards ("PSU's") to employees. Stock options and RSUs only have service-based vesting conditions and the Company records the expense for these awards using the straight-line method. PSUs have multiple tranches each with certain performance conditions or market capitalization milestones and service-based vesting conditions and the Company records the expense for these awards over the estimated life of each tranche.

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

The fair value of the PSUs is estimated based on the conditions of the award. Market based awards are valued using a Monte-Carlo valuation simulation. Similar to stock options, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. Performance based awards are valued when issued, at each reporting period the amount of stock-based compensation is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement.

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

When the Company issues shares that meet the definition of participating securities, the Company follows the two-class method when computing net income (loss) per share. Any preferred stock that the Company may issue in the future could entitle the holders of such shares to participate in dividends and not require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since dilutive common shares are not assumed to have been issued, as their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2025, 2024 and 2023.

Revenue Recognition

Platform subscription

The Company generates revenue primarily from contracts with clients who purchase subscriptions to access the Amwell Platform which includes access to the Company’s affiliated medical group.

The Company’s clients do not have the right to take possession of the Company’s software operating the Amwell Platform at any time. Instead, clients are granted access to the Amwell Platform over the contractual period. Access to the Amwell Platform, including the stand ready obligation to provide access to the affiliated medical group, represents a series of distinct services as the Company continually provides access to and fulfills its obligation to the client over the contract term. The typical contract term is three years. Most of the Company’s contracts are non-cancelable over the contractual term. Clients typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms.

For clients who purchase access to the Amwell Platform, the Company hosts a dedicated instance of the Amwell Platform, brandable by the client, with customized workflows and operating choices. The implementation services for the Amwell Platform are not distinct within the context of the contract because the Company’s promise to perform the implementation services are not separately identifiable from the access to the Amwell Platform. The implementation services, which customize the client’s Amwell Platform, are integral to the client’s ability to derive its intended benefit from the Amwell Platform. The development and implementation services generally span several months and cannot be performed by another entity. Therefore, access to the Amwell Platform and the implementation services are bundled together and represent a single performance obligation. The fixed consideration related to the single performance obligation is generally recognized on a straight-line basis over the contract term beginning on the date access to the Amwell Platform is provided. The Company uses a time-elapsed method to measure progress because the Company transfers control evenly over the contractual period.

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

Clients may be billed prior to the related goods or services being transferred to the client. In determining the transaction price, the Company adjusts the promised amount of consideration for a significant financing component if the timing of payments agreed to by the parties in the contract provide the client a significant benefit of financing. The Company has applied the practical expedient and recognizes the promised amount of consideration without adjusting for the effects of a significant financing component if the Company expects, at contract inception, that the period between the transfer of goods or services to the client when the client pays for that good or service will be one year or less. As of December 31, 2025, the effect of the financing component is not significant and does not materially change the amount of revenue that would be recognized under a contract.

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

In addition to the fixed consideration received from the Amwell Platform and Amwell Practice, the Company can also receive variable consideration based on the number of members serviced (that is, a stated fee per member per month). The Company allocates the per member per month variable consideration to the month that the fee is earned, correlating with the amount of services it is providing, which is consistent with the allocation objective of the series guidance. Revenue recognized from the per member per month variable consideration does not represent a significant portion of total revenue for the years ended December 31, 2025, 2024 and 2023.

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

Recently Issued and Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes amendments to improve income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance was adopted in the fiscal year ended December 31, 2025 and impacted the disclosures related to income taxes (see Note 16).

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

3. Segment Information

The Company operates and manages its business as one reportable and operating segment. The Amwell Platform enables hybrid care delivery for our customers. The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, the Company derives revenue primarily in the United States and manages the business activities on a consolidated basis.

The Company generates revenues from the use of the Amwell Platform in the form of recurring subscription fees for use. We also generate revenue from the performance of patient visits and other related professional services and hardware sales. The accounting policies are the same as those described in the summary of significant accounting policies.

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

The significant expense categories and amounts align with information that is regularly provided to the CODM. Significant segment expenses, which represent the difference between revenue and net loss, consist of the following:

	Years Ended December 31,
	2025	2024	2023
Employee compensation	138,511	192,812	202,380
Consulting costs	20,083	24,267	43,135
Provider cost	51,222	69,538	72,000
Stock-based compensation expense	21,930	47,505	72,040
Other segment expense items (1)	122,853	137,776	561,635
Total costs and operating expenses	354,599	471,898	951,190

(1) Other segment expense items primarily include hosting, hardware, corporate compliance, severance, strategic transformation costs, amortization, depreciation, bad debt, goodwill impairment and overhead expenses.

4. Revenue and Deferred Revenue

Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Years Ended December 31,
	2025	2024	2023
Platform subscription	$132,407	$115,543	$112,361
Visits	94,286	116,456	119,485
Other	22,632	22,365	27,201
Total Revenue	$249,325	$254,364	$259,047

Contract Balances

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the client. Unbilled receivables as of December 31, 2025 and December 31, 2024 is $4,322 and $13,628, respectively, and has been included within accounts receivable on the consolidated balance sheet.

Contract liabilities consist of deferred revenue and include billings in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $47,714, $36,430 and $40,595, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

The Company receives payments from clients based upon contractual billing schedules. The Company typically invoices its clients annually in advance for their annual software access fee. The Company records accounts receivable when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically net 30 days.

Deferred Revenue

Significant changes in the Company’s deferred revenue balance for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Total deferred revenue, beginning of the period	$56,012	$52,456	$55,794
Additions	114,444	130,559	124,091
Recognized	(147,013)	(127,003)	(127,429)
Total deferred revenue, end of the period	$23,443	$56,012	$52,456
Current deferred revenue	22,625	53,232	46,365
Non-current deferred revenue	818	2,780	6,091
Total	$23,443	$56,012	$52,456

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2025 and 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $85,200 and $143,529, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years. As it pertains to the December 31, 2025 amount, the Company expects to recognize 76% of the transaction price in the year ending December 31, 2026 in its consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

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

The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the PCs after elimination of intercompany transactions were $16,810 and $246, respectively, as of December 31, 2025 and $34,050 and $2,053, respectively as of December 31, 2024.

Total revenue included on the consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $31,709, $61,357 and $72,349 for the years ended December 31, 2025, 2024 and 2023, respectively. Net loss included on the consolidated statements of operations and comprehensive was not material for the years ended December 31, 2025, 2024 and 2023.

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

The proportionate share of the income (loss) attributed to the non-controlling interest amounted to $733, ($4,495) and ($4,007) for the years ended December 31, 2025, 2024 and 2023, respectively. The carrying value of the non-controlling interest was $12,205 and $11,472 as of December 31, 2025 and 2024.

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

The following tables presents the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$95,426	$—	$—	$95,426
Total financial assets:	$95,426	$—	$—	$95,426

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Money market funds	$140,639	$—	$—	$140,639
Total financial assets:	$140,639	$—	$—	$140,639

As of December 31, 2025 and 2024, the Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the years ended December 31, 2025 and 2024, there were no transfers between Level 1, Level 2 and Level 3. Interest income for the years ended December 31, 2025, 2024 and 2023 was $5,171, $11,770 and $9,306, respectively.

Nonrecurring Fair Value Measurements

The Company measures the fair value of certain assets, including investments in privately held companies without readily determinable fair values, on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The carrying value of these investments was $0 as of December 31, 2025.

8. Allowance for Credit Losses

Changes in the allowance for credit losses were as follows:

	Years Ended December 31,
	2025	2024	2023
Allowance for credit losses, beginning of the period	$7,236	$2,291	$1,884
Provisions	2,753	7,093	1,034
Write-offs	(526)	(2,148)	(627)
Allowance for credit losses, end of the period	$9,463	$7,236	$2,291

9. Deferred Contract Acquisition and Contract Fulfillment Costs

The following table represents a rollforward of the Company’s deferred contract acquisition costs:

	December 31,
	2025	2024
Beginning balance as of January 1	$7,863	$7,054
Additions to deferred contract acquisition costs	1,755	3,214
Amortization of deferred contract acquisition costs	(2,591)	(2,450)
Currency translation adjustments	92	45
Ending balance	$7,119	$7,863
Deferred contract acquisition costs, current	$2,660	$2,513
Deferred contract acquisition costs, noncurrent	4,459	5,350
Total	$7,119	$7,863

Amortization expense related to deferred contract acquisition costs for the years ended December 31, 2025, 2024 and 2023 was $2,591, $2,450 and $2,266, respectively.

The following table represents a rollforward of the Company’s deferred contract fulfillment costs:

	December 31,
	2025	2024
Beginning balance as of January 1	$1,054	$901
Additions to deferred contract fulfillment costs	322	612
Amortization of deferred contract fulfillment costs	(1,020)	(459)
Ending balance	$356	$1,054
Deferred contract fulfillment costs, current	$260	$447
Deferred contract fulfillment costs, noncurrent	96	607
Total	$356	$1,054

Amortization expense related to deferred contract fulfillment costs for the years ended December 31, 2025, 2024 and 2023 was $1,020, $459 and $432, respectively.

10. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2025	2024
Furniture and fixtures	$81	$229
Computer and office equipment	6,694	7,440
Computer software	4,606	5,110
Leasehold improvements	177	685
	11,558	13,464
Less: Accumulated depreciation and amortization	(11,333)	(13,088)
Property and equipment, net	$225	$376

Depreciation and amortization expense related to property and equipment was $188, $315 and $631 for the years ended December 31, 2025, 2024 and 2023, respectively.

11. Divestiture

On January 8, 2025 (the "Closing Date"), the Company and the Company’s wholly owned subsidiary, Aligned Telehealth, LLC ("Aligned") entered into an asset purchase agreement relating to the sale of all property and assets owned, leased or licensed by Aligned that are primarily used or held for use in connection with the Company’s business of providing telepsychiatry services to hospitals and correctional programs (the "APC Business"), subject to certain specified exclusions such as cash. In connection with such purchase and sale, the buyer assumed specified contracts and the related accounts receivable and all accounts payable and accrued expenses of the APC Business, and Dr. Cynthia Horner transferred the ownership of Asana Integrated Medical Group (“Asana” and together with Aligned, “APC”), the affiliated clinical partner of Aligned, to a doctor affiliated with the buyer. This divestiture is accounted for as a sale of a business.

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

We divested the APC Business as it was determined the offering no longer fit our goals around profitability and growth. Streamlining our service offerings will enable us to focus our resources on the Amwell Platform, strategic customers, and our path to profitability. The divestiture of APC did not represent a strategic shift that would have a major effect on the Company’s consolidated results of operations, and therefore, its results of operations were not reported as discontinued operations.

As of the Closing Date, the carrying amounts of the following major assets were derecognized from our condensed consolidated balance sheet:

Accounts receivable	$7,413
Intangibles, net	3,687
Other liabilities	(1,413)
Net assets divested	$9,687

APC generated revenues of $459 in 2025, through the Closing Date, and $22,717 and $23,968 during twelve months ended December 31, 2024 and 2023, respectively. Given that we operate our business as a single reporting unit, we are unable to reasonably determine stand-alone costs and related earnings or loss before income taxes attributable to the APC business.

Upon completion of the divestiture of APC, the Company recognized a gain of $8,634 during twelve months ended December 31, 2025, after the finalization of working capital adjustments. The contingent consideration is being accounted for under the gain contingency model under ASC 450, and is expected to be recorded in Q1 2026 when realizable. As the

Company is in a loss position, no income tax expense related to the taxable gain was recognized during the twelve months ended December 31, 2025.

12. Goodwill and Intangible Assets

2023 Goodwill Impairment

In the third quarter of 2023, the Company experienced triggering events, due to sustained decreases in the Company’s publicly quoted share price and market capitalization, prompting impairment assessments of goodwill and long-lived assets including definite-lived intangibles. As such, the Company assessed the definite-lived intangible assets or other long-lived assets for impairment by performing an undiscounted cash flow analysis to establish fair value. The significant estimates used in fair value methodology, which are based on Level 3 inputs, include the Company’s expectations for future operations and projected cash flows, including revenue, gross margin and operating expenses. The assessment did not result in an impairment of definite-lived intangible assets or other long-lived assets, as they passed the recoverability test. No triggering events were identified in the fourth quarter of 2023.

The Company also identified indicators of goodwill impairment for the single reporting unit which required an interim goodwill impairment assessment in each of the three quarters. In performing the quantitative assessment of goodwill, our reporting unit’s carrying amount exceeded its fair value. The Company estimated the reporting unit’s fair value based on the market capitalization and a related control premium of 30% (amount paid by a new controlling shareholder for the benefits resulting from synergies and other potential benefits derived from controlling the acquired company). The Company evaluates the implied control premium or discount by comparing it to control premiums or discounts of recent comparable market transactions, as applicable. As a result of the interim quantitative impairment assessments, the Company recorded $436,479 non-deductible, of non-cash goodwill impairment charges for the year ended December 31, 2023. The goodwill balance as of December 31, 2023 is zero.

Identified intangible assets consisted of the following as of:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2025
Customer relationships	$67,205	$(37,535)	29,670	5.1
Trade name	10,745	(6,667)	4,078	2.6
Technology	92,284	(75,987)	16,297	1.6
Internally developed software	40,314	(24,286)	16,028	3.9
	$210,548	$(144,475)	$66,073

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2024
Customer relationships	$80,437	$(41,199)	39,238	5.7
Contractor relationships	535	(370)	165	4.0
Trade name	13,731	(7,404)	6,327	3.2
Technology	88,350	(58,606)	29,744	2.4
Internally developed software	40,314	(14,250)	26,064	3.7
	$223,367	$(121,829)	$101,538

The Company capitalized no costs during the year ended December 31, 2025 and $15,103 of costs during the year ended December 31, 2024, related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related technology. Amortization expense related to intangible assets for the years ended December 31, 2025, 2024 and 2023 was $33,773, $32,660 and $30,861, respectively.

Estimated future amortization expense of the identified intangible assets as of December 31, 2025, is as follows:

2026	$23,486
2027	$14,713
2028	$12,192
2029	$7,484
2030	$5,444
Thereafter	$2,754
66,073

13. Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2025	2024
Employee compensation and benefits	$22,556	$25,988
Professional services	4,233	3,791
Provider services	6,349	9,461
Other	12,170	10,086
Total	$45,308	$49,326

14. Stockholders’ Equity

Undesignated Preferred Stock

In connection with our IPO in September 2020, we filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by our board of directors. No shares of preferred stock were issued or outstanding as of December 31, 2025 and December 31, 2024.

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

Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend right of the preferred stockholders. No dividends have been declared through December 31, 2025.

In the year ended December 31, 2025 no shares of Class B common stock were converted to Class A common stock. As of December 31, 2025 the par value of the Class A, Class B and Class C shares was $148, $14 and $3, respectively. As of December 31, 2024 the par value of the Class A, Class B and Class C shares was $139, $14 and $3, respectively.

	Shares Authorized	Shares Issued	Shares Outstanding
Class A	1,000,000,000	14,782,788	14,782,788
Class B	100,000,000	1,369,518	1,369,518
Class C	200,000,000	277,777	277,777
	1,300,000,000	16,430,083	16,430,083

As of December 31, 2025 and 2024, the Company had reserved 4,619,313 and 4,622,750 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units and the number of shares remaining available for future grant, respectively.

Stock Plans and Stock Options

The Company maintains the 2006 Employee, Director and Consultant Stock Plan as amended and restated (the “2006 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”) and 2024 Inducement Plan (the “2024 Plan” together, the “Plans”) under which it has granted incentive stock options, non-qualified stock options, and restricted stock units to employees, officers, and directors of the Company. In connection with the adoption of the 2020 Plan, the then-remaining shares of common stock reserved for grant or issuance under the 2006 Plan became available for issuance under the 2020 Plan, and no further grants will be made under the 2006 Plan. The Plans are administered by the board of directors with respect to awards to non-employee directors and by the compensation committee, with respect to other participants, are collectively, referred to as the plan administrator. The exercise prices, vesting and other restrictions are determined at the discretion of the plan administrator. Options issued under the Plans are exercisable for periods not to exceed ten years, and vest and contain such other terms and conditions as specified in the applicable award document. Options to buy common stock are issued under the Plans, with exercise prices equal to the closing price of shares of the Company’s common stock on the New York Stock Exchange on the date of award. Stock options granted under the Plans typically vest over four years and expire ten years after the grant date. The Company had 2,553,941 shares available for grant as of December 31, 2025.

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	427,710	$103.49	3.7	$—
Forfeited	(76,174)	$94.54
Expired	(11,110)	$44.20
Outstanding as of December 31, 2025	340,426	$107.43	2.9	$—
Vested and expected to vest as of December 31, 2025	340,206	$107.43	2.9	$—
Options exercisable as of December 31, 2025	340,426	$107.43	2.9	$—

The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023, was $0, $0 and $206, respectively. The aggregate intrinsic value of common stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

There were no options granted during the years ended December 31, 2025, 2024 and 2023.

The Company received cash proceeds from the exercise of common stock options of $569 during the year ended December 31, 2023. No stock options were exercised in the year ended December 31, 2025 and 2024.

Restricted Stock Units

The following table summarizes the unvested restricted stock unit activity for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	1,354,040	$30.01
Granted	1,069,533	9.35
Vested	(732,774)	25.92
Forfeited	(496,580)	27.71
Unvested as of December 31, 2025	1,194,219	$14.91

The total grant date fair value of RSU’s granted for the years ended December 31, 2025, 2024 and 2023 was $9,996, $37,010 and $39,419, respectively. The aggregate intrinsic value of restricted stock units vested for the years ended December 31, 2025, 2024 and 2023 was $5,439, $13,744 and $18,773, respectively.

Restricted Stock Units with a Performance or Market Condition

In the year ended December 31, 2025, the Company granted performance-based share units ("PSUs") to the CEO and Executive Chairman, which provided the right to receive shares of common stock, upon achievement of certain performance milestones measured over a three year performance period ending December 31, 2027. A total of 300,000 PSUs were awarded with 50% designated as annual goal PSUs divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period, and the remaining 50% as operating cash flow PSUs that are divided into 6 tranches which can be earned over the performance period.

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

The total grant-date fair value of performance-based share units granted during the year ended December 31, 2025 was $1,412. None of the performance-based market condition share awards granted in 2025 have vested. No performance-based market condition share awards were granted during the year ended December 31, 2024. The total grant-date fair value of performance-based market condition share awards granted during the year ended December 31, 2023 was $5,805.

The following table summarizes the unvested performance or market condition stock unit activity for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2025	775,880	$39.51
Granted	199,999	7.06
Vested	—	—
Cancelled/Forfeited	(46,300)	43.73
Expired	(700,000)	39.05
Unvested as of December 31, 2025	229,579	$11.79

The weighted average estimated fair value of the performance-based market condition share awards granted was determined using a Monte-Carlo valuation simulation, with the following most significant weighted-average assumptions:

	Years Ended December 31,
	2025	2024	2023
Risk-free rate	N/A	N/A	4.61%
Term to end of performance period (yrs)	N/A	N/A	3 years
Weighted average valuation date stock price	N/A	N/A	$2.76
Expected volatility	N/A	N/A	70%
Expected dividend yield	N/A	N/A	0%

Long-term Incentive Awards

As part of his employment agreement, the chief financial officer ("CFO") was granted a long term incentive award, under which a total of $5,000 can be earned. The award is eligible to vest in four equal annual tranches on the anniversary of the CFO’s start date, subject to employment and certain performance and market conditions being met. The award will be paid out in cash unless the board of directors determines the amount should be paid out in shares. The Company accounted for these awards as liability-based awards ("Liability Awards"). The Liability Awards are recorded as deferred compensation in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. Compensation expense was recognized on a straight-line basis over the performance period, with the amount recognized fluctuating as a result of the awards being remeasured to fair value at the end of each reporting period due to their liability-award classification. As of December 31, 2025 it was determined that all performance and market conditions have been met, the fair value was determined to be $1,250 for the first annual tranche. The Company recognized $1,250 of compensation expense related to the bonus award for the twelve months ended December 31, 2025.

In the twelve months ended December 31, 2025, the Company granted a long term incentive award to the CEO, under which a total of $2,000 can be earned, upon achievement of certain performance milestones measured over a three year performance period ending December 31, 2027. Fifty percent of the awards is designated as annual goal bonus divided into three separate year tranches, with each tranche allocated to a fiscal year within the performance period, and the remaining 50% as operating cash flow bonus that are divided into 6 tranches which can be earned over the performance period. At each reporting period, the amount of the awards is determined based on the probability of achievement against the pre-established performance measures and if necessary, a cumulative catch-up adjustment is recorded to reflect any revised estimates regarding the probability of achievement. As of December 31, 2025 it was determined that all performance conditions are expected to be met, the fair value was determined to be the full amount of the operating cash flow bonus and the full amount of the first annual goal bonus. The Company recognized $500 of compensation expense related to the bonus award for the twelve months ended December 31, 2025, with the remaining fair value to be taken over the term to end of performance period.

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

During the years ended December 31, 2025, 2024 and 2023 the Company issued 127,675, 115,527 and 61,216 shares under the ESPP. As of December 31, 2025 301,148 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense was classified in the consolidated statements of operations and comprehensive loss as follows:

	Years Ended December 31,
	2025	2024	2023
Cost of revenues	$734	$1,470	$1,681
Research and development	5,125	7,160	10,348
Selling and marketing	1,894	4,954	8,613
General and administrative	14,177	33,921	51,398
Total	$21,930	$47,505	$72,040

As of December 31, 2025, total unrecognized compensation cost related to the unvested common stock-based awards was $12,399, which is expected to be recognized over a weighted-average period of 1.6 years.

15. Commitments and Contingencies

Leases

The Company’s primary lease represents the lease for its corporate headquarters in Boston, Massachusetts. The Company modified the corporate headquarter lease during the third quarter of 2021. Rent expense for the years ended December 31, 2025, 2024 and 2023 was $4,077, $3,746 and $4,292. The carrying value of the Company’s right-of-use assets are substantially concentrated in real estate as the Company primarily leases office space. The Company’s policy is not to record leases with an original lease term of one year or less on the consolidated balance sheets. The Company does not have any lease contracts with the option to purchase as of December 31, 2025.

	Years Ended December 31,
	2025	2024	2023
The components of lease cost under ASC 842 were as follows:
Operating lease cost	$3,147	$3,390	$3,495
Short-term lease cost	—	—	—
Variable lease cost	—	—	—
Total lease cost	$3,147	$3,390	$3,495

	Years Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,590	$3,690	$3,527
Non-cash lease activity:
Right-of-use lease assets obtained in exchange for new operating lease liability:
Operating leases	$—	$—	$—

	As of December 31,
	2025	2024
Supplemental balance sheet information related to leases is as follows:
Operating leases
Operating lease right-of-use assets	$3,930	$7,203
Total operating right-of-use lease assets	$3,930	$7,203
Operating lease liabilities, current	3,632	3,690
Operating lease liabilities, net of current portion	892	4,511
Total operating lease liabilities	$4,524	$8,201
Weighted-average remaining lease term (in years)	1.2 years	2.2 years
Weighted-average discount rate	1.1%	1.2%

As of December 31, 2025, minimum future lease payments for these operating leases were as follows:

Years ending December 31,
2026	$3,660
2027	893
2028	—
2029	—
2030	—
Thereafter	—
Total lease payments	$4,553
Less imputed interest	(29)
Total present value of lease liabilities	$4,524

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through December 31, 2025, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of December 31, 2025 and 2024, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows.

16. Income Taxes

The components of income (loss) before income taxes are as follows:

	Years Ended December 31,
	2025	2024	2023
Income (loss) before provision for income taxes:
United States	$(90,710)	$(200,470)	$(660,536)
Foreign	(3,823)	(9,417)	(14,775)
Total income (loss) before provision for income taxes	(94,533)	(209,887)	(675,311)

The provision for income taxes consists of the following:

	Years Ended December 31,
	2025	2024	2023
Current income tax (provision) benefit:
Federal	$(10)	$(40)	$(237)
State	(143)	(115)	(167)
Foreign	(1,346)	(2,847)	(3,614)
Total Current	$(1,499)	$(3,002)	$(4,018)
Deferred income tax (provision) benefit:
Federal	$—	$—	$—
State	—	—	—
Foreign	1,065	251	158
Total Deferred	$1,065	$251	$158
Total provision for income taxes	$(434)	$(2,751)	$(3,860)

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. See Note 2 — Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows:

	Amount	Percentage
U.S federal statutory tax rate	$(19,852)	21.0%
State and local income taxes, net of federal income tax effect(1)	58	(0.1)
Foreign tax effects
Foreign jurisdiction - Israel
Stock compensation	753	(0.8)
Other	318	(0.3)
Foreign jurisdiction - Ireland
Transfer pricing	(445)	0.5
Fx unrealized gain/loss	(570)	0.6
Other	63	(0.1)
Foreign jurisdiction - United Kingdom
Transfer pricing	248	(0.3)
Other	(163)	0.2
Other foreign jurisdiction	228	(0.2)
Changes in valuation allowance	17,300	(18.3)
Nontaxable or nondeductible items
Stock compensation	899	(1.0)
Deferred Compensation	601	(0.6)
Research and development costs capitalized	248	(0.3)
Other	748	(0.8)
Effective tax rate	$434	(0.5)%

(1) State taxes in Texas and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.

The Company’s effective income tax rate for the year ended December 31, 2025, is (0.5)%, compared to the U.S. federal statutory income tax rate of 21%. The effective tax rate differs from the U.S. statutory rate due to the following – State and local income tax expense, presented net of federal benefit, primarily relates to operations in Texas and Pennsylvania, with remaining state activity included in other jurisdictions. Foreign tax effect primarily relates to operations in Israel, Ireland and the United Kingdom, including the impact of stock-based compensation, transfer-pricing adjustments, and unrealized foreign exchange gains and losses. The decrease in the effective tax rate for the period in the U.S. was primarily driven by changes in valuation allowance, partially offset by non-deductible stock-based compensation, deferred compensation and research and development cost capitalization accelerated amortization.

A reconciliation of the U.S federal statutory income tax rate to our effective tax rate for the years ended December 31, 2024 and 2023 are as follows:

	Years Ended December 31,
	2024	2023
Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal benefit	0.0	1.1
Valuation allowance	(20.4)	(7.1)
Stock-based compensation	(2.3)	(1.3)
Permanent differences	(2.0)	(14.0)
Research and development credit	5.3	0.0
Other	(2.9)	(0.3)
Effective income tax rate	(1.3)%	(0.6)%

Significant components of our deferred tax assets (liabilities) are shown below. A valuation allowance has been recognized to offset our deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence are not expected to be realized.

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$308,025	$258,002
Research and development credit carryforwards	15,287	15,234
Deferred revenue	800	298
Deferred compensation	11,809	7,570
Leasing obligation	1,110	2,138
Capitalized research expense	5,635	45,670
Other	6,190	3,736
Total deferred tax assets	348,856	332,648
Total valuation allowance	336,939	313,147
Total net deferred tax assets	11,917	19,501
Joint venture investment basis difference	(544)	(841)
Intangibles	(8,888)	(15,800)
Right-of-use assets	(965)	(1,878)
Other	(1,479)	(2,006)
Total deferred tax assets (liabilities)	(11,876)	(20,525)
Net deferred tax liabilities	$41	$(1,024)

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred in the U.S. since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net domestic deferred tax assets as of December 31, 2025, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025, 2024 and 2023 related primarily to the increase in net operating loss carryforwards in 2025, 2024 and 2023.

	Years Ended December 31,
	2025	2024	2023
Valuation allowance as of beginning of the year	$313,147	$263,001	$214,776
Increases recorded to income tax provision	23,792	50,146	48,225
Decreases recorded as a benefit to income tax provision	—	—	—
Valuation allowance as of end of year	$336,939	$313,147	$263,001

As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $1,186,959, which begin to expire in 2026. The Company’s federal net operating losses generated for the years ended after December 31, 2017, which amounted to a total of $958,419, can be carried forward indefinitely. The Company has tax effected state net operating losses of approximately $52,908, which began to expire in 2024. In addition, the Company has federal and state research and development tax credit carryforwards of $12,853 and $3,081, which begin to expire in 2027 and 2035, respectively.

Utilization of the Company’s net operating loss ("NOL") carryforwards and research and development ("R&D") credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 ("Section 382") as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders’ subsequent disposition of those shares, could result in a change of control as defined by Section 382. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through December 31, 2021 would limit or otherwise restrict its ability to utilize its NOL and R&D credit carryforwards. As a result of this analysis, it was determined that $1,680 federal and $6,391 state net operating loss carryforwards generated through December 31, 2021 will expire unused. The Company also conducted an updated analysis under Section 382 to determine if historical changes in ownership through December 31, 2024 would limit or otherwise restrict its ability to utilize its NOL and R&D credit carryforwards. No changes were identified other than those noted in the prior Section 382 study completed as of December 31, 2021. Changes in ownership occurring after December 31, 2024, could affect the limitation in future years, and any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

The Company does not have unrecognized tax benefits related to uncertain tax positions. The Company recognizes both accrued interest and penalties related to unrecognized tax benefits in income tax expense. The Company has not recorded any interest and penalties on any unrecognized tax benefits since its inception. The tax years 2006 through 2025 remain open to examination by major taxing jurisdictions to which the Company is subject, which is primarily in the United States (U.S.), as carryforward attributes generated in prior years may still be adjusted upon examination by the Internal Revenue Service (IRS) or state tax authorities if they have or will be used in a future period. The Company files income tax returns in the U.S. federal and various state jurisdictions. There are currently no federal or state audits in progress by the IRS or any other jurisdiction other than Israel for any tax years. Israel has open audits for the years ending December 31, 2021 through December 31, 2023.

17. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of December 31, 2025 and 2024, the Company held short-term deferred revenue of $113 and $153, respectively from contracts with this client. As of December 31, 2025 and 2024, amounts due from Cleveland Clinic were $441 and $216.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $553, $1,566 and $2,283, respectively, from contracts with this client.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During 2025, the companies determined that these care services could be provided through partnering between the two entities and that the joint venture was no longer necessary to achieve care delivery. During the year ended December 31, 2025, the companies entered into an agreement for the complete liquidation and dissolution of the joint venture. As part of this agreement the Company will continue to support virtual second opinion services that were previously provided by CCAW, JV LLC, though our existing relationship with Cleveland Clinic. Certain business activities will continue through the transition period which will end no later than March 31, 2026.

During the years ended December 31, 2025 and 2024 the Company made a capital contributed of $196 and $3,430, related to a portion of the phase one capital commitment.

As of December 31, 2025 the Company held no deferred revenue from contracts with this client and as of December 31, 2024, the Company held short term deferred revenue of $55 from contracts with this client. As of December 31, 2025 and 2024 amounts due from CCAW, JV LLC were $514 and $400, respectively.

During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $2,033, $1,599 and $1,576 from contracts with this client.

18. Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, subject to legal limitations. Company contributions to the plan may be made at the discretion of the Company’s board of directors. The Company contributed a total of $1,510, $3,418 and $3,639 to the plan for the years ended December 31, 2025, 2024 and 2023, respectively.

19. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(94,967)	$(212,638)	$(679,171)
Net income (loss) attributable to non-controlling interest	733	(4,495)	(4,007)
Net loss attributable to American Well Corporation	$(95,700)	$(208,143)	$(675,164)
Denominator:
Weighted-average common shares outstanding, basic and diluted	16,047,452	14,999,590	14,212,505
Net loss per share attributable to common stockholders, basic and diluted	$(5.96)	$(13.88)	$(47.50)

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

	Years Ended December 31,
	2025	2024	2023
Unvested restricted stock units	1,194,219	1,354,040	1,119,107
Unvested performance or market-based stock units	229,579	775,880	1,335,803
Options to purchase shares of common stock	340,426	427,710	499,442
	1,764,224	2,557,630	2,954,352

20. Severance and strategic transformation costs

In 2024 and 2025 the Company has executed a series of individual actions, referred to as strategic transformation actions. Strategic transformation costs include one time employee termination benefits, strategic transformation consulting expenses, as well as other incremental costs resulting from these actions. Employee termination benefits are recorded in accordance with standard Company policy. Strategic transformation costs are recognized in the Company’s consolidated financial statements in accordance with GAAP. Charges are recorded when such actions are approved, communicated, and/or implemented. Amounts remaining to be paid for any strategic transformation costs are $2,936 and included in accrued expenses on the consolidated balance sheet as of December 31, 2025.

In the twelve months ended December 31, 2025, the Company recorded charges of $11,203, in connection with individual strategic transformation actions. For the twelve months ended December 31, 2025, these charges consist of $1,248 recorded as cost of sales, $4,786 recorded as research and development expense, $2,616 as sales and marketing expense, and $2,553 as general and administrative expenses.

In the twelve months ended December 31, 2024, the Company recorded charges of $20,892, in connection with individual strategic transformation actions. For the twelve months ended December 31, 2024, these charges consist of $462 recorded as cost of sales, $2,399 recorded as research and development expense, $6,842 as sales and marketing expense, and $11,189 as general and administrative expenses.