Form 10-Q
period 2026-03-31
American Well Corp
filed 2026-05-05
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39515

American Well Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-5009396
(State of incorporation)	(I.R.S. Employer Identification Number)

75 State Street, Ste 100

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

As of April 24, 2026, the number of shares of the registrant’s Class A common stock outstanding was 15,061,188, the number of shares of the registrant’s Class B common stock outstanding was 1,369,518 and the number of shares of the registrant’s Class C common stock outstanding was 277,777.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended March 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$179,207	$182,328
Restricted cash	795	$-
Accounts receivable ($819 and $955, from related parties and net of allowances of $10,992 and $9,463, respectively)	57,092	49,693
Inventories	1,148	1,187
Deferred contract acquisition costs	2,679	2,660
Prepaid expenses and other current assets	18,129	10,813
Total current assets	259,050	246,681
Restricted cash	—	795
Property and equipment, net	178	225
Intangible assets, net	61,088	66,073
Operating lease right-of-use asset	—	3,930
Deferred contract acquisition costs, net of current portion	4,160	4,459
Other assets	1,491	1,624
Total assets	$325,967	$323,787
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,389	$1,649
Accrued expenses and other current liabilities	48,762	45,308
Operating lease liability, current	3,962	3,632
Deferred revenue ($65 and $113 from related parties, respectively)	29,660	22,625
Total current liabilities	83,773	73,214
Other long-term liabilities	1,058	1,075
Operating lease liability, net of current portion	—	892
Deferred revenue, net of current portion	1,014	818
Total liabilities	85,845	75,999
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of March 31, 2026 and as of December 31, 2025	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 15,011,477 and 14,782,788 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 1,369,518 shares issued and outstanding; 200,000,000 Class C shares authorized 277,777 issued and outstanding as of March 31, 2026 and as of December 31, 2025	167	165
Additional paid-in capital	2,311,750	2,309,145
Accumulated other comprehensive income (loss)	(12,071)	(12,099)
Accumulated deficit	(2,072,514)	(2,061,628)
Total American Well Corporation stockholders’ equity	227,332	235,583
Non-controlling interest	12,790	12,205
Total stockholders’ equity	240,122	247,788
Total liabilities and stockholders’ equity	$325,967	$323,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
($580 and $432 from related parties, respectively)	$54,883	$66,833
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	26,919	31,574
Research and development	12,379	22,102
Sales and marketing	7,745	12,576
General and administrative	17,701	23,192
Depreciation and amortization expense	7,563	7,800
Total costs and operating expenses	72,307	97,244
Loss from operations	(17,424)	(30,411)
Interest income and other income (expense), net	313	2,688
Net gain on divestiture	7,027	10,713
Loss before expense from income taxes and loss from equity method investment	(10,084)	(17,010)
Income tax expense	(217)	(568)
Loss from equity method investment	—	(778)
Net loss	(10,301)	(18,356)
Net income attributable to non-controlling interest	585	348
Net loss attributable to American Well Corporation	$(10,886)	$(18,704)
Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(1.19)
Weighted-average common shares outstanding, basic and diluted	16,589,671	15,672,373
Net loss	$(10,301)	$(18,356)
Other comprehensive income (loss), net of tax:
Foreign currency translation	28	(343)
Comprehensive loss	(10,273)	(18,699)
Less: Comprehensive income attributable to non-controlling interest	585	348
Comprehensive loss attributable to American Well Corporation	$(10,858)	$(19,047)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2026	16,430,083	$165	$2,309,145	$(12,099)	$(2,061,628)	$235,583	$12,205	$247,788
Vesting of restricted stock units, including units with a market condition	166,846	1	(1)	—	—	—	—	—
Shares repurchased and retired	(96)	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	61,939	1	302	—	—	303	—	303
Stock-based compensation expense	—	—	2,304	—	—	2,304	—	2,304
Currency translation adjustment	—	—	—	28	—	28	—	28
Net loss	—	—	—	—	(10,886)	(10,886)	585	(10,301)
Balances as of March 31, 2026	16,658,772	167	2,311,750	(12,071)	(2,072,514)	227,332	12,790	240,122

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2025	15,570,172	$156	$2,286,380	$(15,840)	$(1,965,924)	$304,772	$11,472	$316,244
Vesting of restricted stock units, including units with a market condition	137,838	1	(1)	—	—	—	—	—
Shares repurchased and retired	(177)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	77,083	1	543	—	—	544	—	544
Stock-based compensation expense	—	—	7,686	—	—	7,686	—	7,686
Currency translation adjustment	—	—	—	(343)	—	(343)	—	(343)
Net loss	—	—	—	—	(18,704)	(18,704)	348	(18,356)
Balances as of March 31, 2025	15,784,916	158	2,294,608	(16,183)	(1,984,629)	293,954	11,820	305,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,301)	$(18,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on right of use asset	3,424	—
Depreciation and amortization expense	7,593	7,801
Provisions for credit losses	2,167	(204)
Amortization of deferred contract acquisition costs	647	644
Amortization of deferred contract fulfillment costs	65	218
Inventory provisions	—	125
Net gain on divestiture	(7,027)	(10,713)
Stock-based compensation expense	2,304	7,339
Loss on equity method investment	—	778
Deferred income taxes	(16)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(9,599)	(7,274)
Inventories	39	328
Deferred contract acquisition costs	(389)	(675)
Prepaid expenses and other current assets	(356)	(786)
Other assets	99	(302)
Accounts payable	(261)	1,428
Accrued expenses and other current liabilities	3,367	(8,978)
Deferred revenue	7,261	3,525
Net cash used in operating activities	(983)	(25,108)
Cash flows from investing activities:
Purchases of property and equipment	(5)	(9)
Capitalized software development costs	(2,781)	—
Purchases of investments	—	(1,000)
Proceeds from divestiture, net of cash divested	—	20,400
Net cash provided by (used in) investing activities	(2,786)	19,391
Cash flows from financing activities:
Proceeds from employee stock purchase plan	303	544
Payments for the purchase of treasury stock	—	(1)
Net cash provided by financing activities	303	543
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	345	(731)
Net decrease in cash, cash equivalents, and restricted cash	(3,121)	(5,905)
Cash, cash equivalents, and restricted cash at beginning of period	183,123	229,111
Cash, cash equivalents, and restricted cash at end of period	$180,002	$223,206
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	179,207	222,411
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$180,002	$223,206
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$223	$827

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

2. Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies described in the Company’s Form 10-K for the fiscal year ended December 31, 2025, that have had a material impact on the consolidated financial statements and related notes.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three months ended March 31, 2026 are not necessarily indicative of results for the full 2026 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of American Well Corporation, its wholly-owned subsidiaries, those of professional corporations, which represent variable interest entities in which American Well has an interest and is the primary beneficiary (“PC”), and National Telehealth Network (“NTN”), an entity in which American Well controls fifty percent or more of the voting shares. Intercompany accounts and transactions have been eliminated in consolidation.

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

For consolidated entities where American Well owns or is exposed to less than 100% of the economics, the net loss attributable to noncontrolling interests is recorded in the condensed consolidated statements of operations and comprehensive loss equal to the percentage of the economic or ownership interest retained in each entity by the respective non-controlling party. The noncontrolling interests are presented as a separate component of stockholders’ equity in the condensed consolidated balance sheets.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, revenue recognition, the useful lives of intangible assets and the valuation of common stock awards. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $19,792 and $603, respectively, as of March 31, 2026 and $16,810 and $246, respectively as of December 31, 2025.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $8,379 and $9,667 for the three months ended March 31, 2026 and 2025, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended March 31, 2026 and 2025.

Investment in Minority Owned Joint Venture

In 2019, the Company and Cleveland Clinic partnered to form a joint venture, under the name CCAW, JV LLC, to provide broad access to comprehensive and high acuity care services via digital care delivery. During 2025, the companies entered into an agreement for the complete liquidation and dissolution of the joint venture. As part of this agreement the Company will continue to support virtual second opinion services that were previously provided by CCAW, JV LLC, though our existing relationship with Cleveland Clinic. Certain business activities will continue through the transition period which will conclude in 2026.

For the three months ended March 31, 2026, the Company did not recognize any loss or income as its proportionate share of the joint venture’s results of operations, as the investment balance was written down to zero. For the three months ended March 31, 2025, the Company recognized a loss of $778, as its proportionate share of the joint venture’s results of operations. Accordingly, the carrying value of the equity method investment as of March 31, 2026 and December 31, 2025 was zero.

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable. As of March 31, 2026, one client accounted for 66% of outstanding accounts receivable, and as of December 31, 2025, one client accounted for 53% of outstanding accounts receivable.

During the three months ended March 31, 2026, sales to two clients represented 42% and 16% of the Company’s total revenue. During the three months ended March 31, 2025, sales to two clients represented 30% and 16% of the Company's total revenue.

Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Definite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives. Intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. The Company did not identify a triggering event in the three months ended March 31, 2026 and 2025. No impairments were identified during the three months ended March 31, 2026 and 2025.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not identify a triggering event in the three months ended March 31, 2025 and no impairments were identified during the three months ended March 31, 2025. In the three months ended March 31, 2026 the Company abandoned its corporate headquarters and as part of this fully impaired the right of use asset related to the lease. An impairment charge of $3,424 was recorded in operating expenses in the statement of operations, the lease was not terminated and rent payments will be made over the remaining lease term.

Recently Issued Accounting Pronouncements and Disclosure Rules

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

3. Segment Information

The Company operates and manages its business as one reportable and operating segment. The Company’s Amwell Platform enables hybrid care delivery for our customers. The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, the Company derives revenue primarily in the United States and manages the business activities on a consolidated basis.

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

The significant expense categories and amounts align with information that is regularly provided to the CODM. Significant segment expenses, consist of the following:

	Three Months Ended March 31,
	2026	2025
Employee compensation	24,707	41,584
Consulting costs	2,919	5,845
Provider cost	14,302	14,259
Stock-based compensation expense	2,304	7,686
Other segment expense items (1)	28,075	27,870
Total costs and operating expenses	72,307	97,244

(1) Other segment expense items primarily include hosting, hardware, corporate compliance, severance, strategic transformation costs, amortization, depreciation, bad debt and overhead expenses.

4. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
	2026	2025
Platform subscription	$24,910	$32,212
Visits	28,883	26,625
Other	1,090	7,996
Total Revenue	$54,883	$66,833

Accounts Receivable, Net

Changes in the allowance for credit losses were as follows:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Allowance for credit losses, beginning of the period	$9,463	$7,236
Provisions	2,166	2,753
Write-offs	(637)	(526)
Allowance for credit losses, end of the period	$10,992	$9,463

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are recorded as receivables when the Company has the right to invoice the client. The amount of unbilled accounts receivable included within accounts receivable on the condensed consolidated balance sheet was $13,167 and $4,322 as of March 31, 2026 and December 31, 2025, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include collections in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $8,334 and $19,844, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the three months ended March 31, 2026 and year ended December 31, 2025 were as follows:

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Total deferred revenue, beginning of the period	$23,443	$56,012
Additions	32,653	114,444
Recognized	(25,422)	(147,013)
Total deferred revenue, end of the period	$30,674	$23,443

Current deferred revenue	29,660	22,625
Non-current deferred revenue	1,014	818
Total	$30,674	$23,443

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $106,250 and $85,200, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the March 31, 2026 amount, the Company expects to recognize 59% of the transaction price in the 12 month period ended March 31, 2027, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$96,286	$—	$—	$96,286
Total financial assets:	$96,286	$—	$—	$96,286

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$95,426	$—	$—	$95,426
Total financial assets:	$95,426	$—	$—	$95,426

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the three months ended March 31, 2026, there were no transfers between fair value measurement levels. Interest income for the three months ended March 31, 2026 and 2025 was $976 and $1,564, respectively.

6. Divestiture

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

APC generated revenues of $459 during the three months ended March 31, 2025. Given that we operate our business as a single reporting unit, we are unable to reasonably determine stand-alone costs and related earnings or loss before income taxes attributable to the APC business.

Upon completion of the divestiture of APC the Company recognized a gain of $10,713 during the three months ended March 31, 2025. In relation to the Additional Payment, the Company recognized a gain of $7,027 during the three months ended March 31, 2026. As the Company is in a loss position, no income tax expense related to the taxable gain was recognized during the three months ended March 31, 2026 and 2025.

7. Intangible Assets

Identified intangible assets consist of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
March 31, 2026
Customer relationships	$67,064	$(39,010)	28,054	4.9
Trade name	10,496	(6,883)	3,613	2.4
Technology	91,480	(78,898)	12,582	1.6
Internally developed software	43,095	(26,256)	16,839	4.2
	$212,135	$(151,047)	$61,088

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2025
Customer relationships	$67,205	$(37,535)	29,670	5.1
Trade name	10,745	(6,667)	4,078	2.6
Technology	92,284	(75,987)	16,297	1.6
Internally developed software	40,314	(24,286)	16,028	3.9
	$210,548	$(144,475)	$66,073

The Company capitalized $2,781 in the three months ended March 31, 2026 and nothing in the three months ended March 31, 2025, related to internally developed software to be sold as a service incurred during the application development stage. The Company is amortizing these costs over the expected lives of the related services. Amortization expense related to intangible assets for the three months ended March 31, 2026 and 2025 was $7,538 and $7,749, respectively.

8. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Employee compensation and benefits	$12,329	$22,556
Professional services	3,070	4,233
Provider services	17,484	6,349
Legal accrual	8,650	5,278
Other	7,229	6,892
Total	$48,762	$45,308

9. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of March 31, 2026 and December 31, 2025.

Common Stock

In the three months ended March 31, 2026 and 2025, no shares of Class B common stock were converted to Class A common stock. As of March 31, 2026, the par value of the Class A, Class B and Class C shares was $150, $14, and $3, respectively. As of December 31, 2025 the aggregate par value of the Class A, Class B and Class C shares was $148, $14 and $3, respectively.

		March 31, 2026	December 31, 2025
	Shares Authorized	Shares Issued and Outstanding	Shares Issued and Outstanding
Class A	1,000,000,000	15,011,477	14,782,788
Class B	100,000,000	1,369,518	1,369,518
Class C	200,000,000	277,777	277,777
	1,300,000,000	16,658,772	16,430,083

As of March 31, 2026 and December 31, 2025, the Company had reserved 5,331,692 and 4,619,313 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

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

Stock Options

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	340,426	$107.43	2.9	$—
Forfeited	(11,503)	$107.94
Outstanding as of March 31, 2026	328,923	$107.41	2.6	$—
Vested and expected to vest as of December 31, 2025	340,206	$107.43	2.9	$—
Vested and expected to vest as of March 31, 2026	328,703	$107.41	2.6	$—
Options exercisable as of December 31, 2025	340,426	$107.43	2.9	$—
Options exercisable as of March 31, 2026	328,923	$107.41	2.6	$—

No options were exercised or granted in the three months ended March 31, 2026 and 2025.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	1,194,219	$14.91
Granted	442,965	5.22
Vested	(166,846)	21.18
Forfeited	(33,960)	22.61
Unvested as of March 31, 2026	1,436,378	$11.02

The total grant date fair value of RSU’s granted for the three months ended March 31, 2026 and 2025 was $2,312 and $7,524, respectively. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the three months ended March 31, 2026 and 2025 was $855 and $1,302, respectively.

Restricted Stock Units with a Performance or Market Condition

Activity for the restricted stock units with a performance or market condition is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	229,579	$11.79
Cancelled/Forfeited	(5,144)	43.73
Unvested as of March 31, 2026	224,435	$11.05

There were no performance-based or market condition share awards granted during the three months ended March 31, 2026 and 2025.

2020 Employee Stock Purchase Plan

During the three months ended March 31, 2025, the Company issued 77,083 shares under the ESPP. During the three months ended March 31, 2026, the Company issued 61,939 shares under the ESPP. As of March 31, 2026, 338,291 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense, related to all of the Company's stock-based awards, was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$117	$263
Research and development	$873	1,610
Selling and marketing	$269	607
General and administrative	1,045	5,206
Total	$2,304	$7,686

As of March 31, 2026, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $11,653, which is expected to be recognized over a weighted-average period of 1.6 years.

10. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through March 31, 2026 and December 31, 2025, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of March 31, 2026 and December 31, 2025, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows. We have $8,650 of legal costs accrued, of which $5,200 relates to one specific case.

11. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three months ended March 31, 2026, the Company recognized an income tax expense of $217, primarily due to federal, state and foreign income tax expense. During the three months ended March 31, 2025, the Company recognized an income tax expense of $568, primarily due to federal, state and foreign income tax expense.

12. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of March 31, 2026 and December 31, 2025, the Company held current deferred revenue of $65 and $113, respectively from contracts with this client. As of March 31, 2026 and December 31, 2025, amounts due from Cleveland Clinic were $359 and $441, respectively.

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $249 and $62, respectively, from contracts with this client.

CCAW, JV LLC

CCAW, JV LLC is a related party because it is a joint venture formed between the Company and Cleveland Clinic for which the Company has a minority owned interest in. During 2025, the companies determined that these care services could be provided through partnering between the two entities and that the joint venture was no longer necessary to achieve care delivery. During the year ended

December 31, 2025, the companies entered into an agreement for the complete liquidation and dissolution of the joint venture. As part of this agreement the Company will continue to support virtual second opinion services that were previously provided by CCAW, JV LLC, though our existing relationship with Cleveland Clinic. Certain business activities will continue through the transition period which will conclude in 2026.

During the three months ended March 31, 2026 and 2025, the Company made no capital contributions.

As of March 31, 2026 and December 31, 2025, the Company held no current deferred revenue, from contracts with this client. As of March 31, 2026 and December 31, 2025, there was $460 and $514 due from CCAW, JV LLC, respectively.

During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $331 and $370 from contracts with this client, respectively.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(10,301)	$(18,356)
Net income attributable to non-controlling interest	585	348
Net loss attributable to American Well Corporation	$(10,886)	$(18,704)
Denominator:
Weighted-average common shares outstanding—basic and diluted	16,589,671	15,672,373
Net loss per share attributable to common stockholders—basic and diluted	$(0.66)	$(1.19)

The Company’s potential dilutive securities, which include stock options, unvested restricted stock units and unvested performance market-based stock units, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares equivalents presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Unvested restricted stock units	1,436,378	1,810,703
Unvested performance market-based stock units	224,435	755,302
Options to purchase shares of common stock	328,923	415,266
	1,989,736	2,981,271

14. Severance and strategic transformation costs

The Company has executed a series of individual actions, referred to as strategic transformation actions. Strategic transformation costs include one-time employee termination benefits, strategic transformation consulting expenses, as well as other incremental costs resulting from these actions. Employee termination benefits are recorded in accordance with standard Company policy. Charges are recorded when such actions are approved, communicated, and/or implemented. Amounts remaining to be paid for any strategic transformation costs are $6,248 and included in accrued expenses and operating lease liability on the condensed consolidated balance sheet as of March 31, 2026.

In the three months ended March 31, 2026 and 2025, the Company recorded charges of $4,477 and $3,465, respectively, in connection with individual strategic transformation actions. For the three months ended March 31, 2026 and 2025, these charges consist of $1,171 and $286 recorded as cost of sales, $1,421 and $1,824 recorded as research and development expense, $896 and $303 as sales and marketing expense, and $989 and $1,052 as general and administrative expenses, respectively.

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

The foregoing list of factors is not exhaustive and does not necessarily include all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. The information in this Quarterly Report should be read carefully in conjunction with other uncertainties and potential events described in our Form 10-K filed with the SEC on February 12, 2026.

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

As of December 31, 2025, we powered the digital care programs of approximately 50 health plans, which collectively represent more than 90 million covered lives, as well as approximately 80 of the nation’s largest health systems. Since inception, we have powered approximately 38.7 million virtual care visits for our clients, including approximately 1.1 million in the three months ended March 31, 2026.

The Amwell Platform

Our enterprise platform and software as a service solutions (“Amwell Platform”) was designed to be future-ready, reliable, flexible, scalable, secure and integrated with other healthcare software systems. The Amwell Platform offers state-of-the-art data architecture and video capabilities, flexibility and scalability, as well as a user experience focused on the needs of patients, members and providers. It has been designed from the ground up with the holistic understanding that the future of care of any one person will inevitably blend a mix of in-person, virtual and automated care experiences. The telehealth of yesterday has grown to encompass hybrid care delivery models and the flow of data that drives healthcare.

The Amwell Platform delivers the digital capabilities that health systems and health plans care about — for example, virtual primary care, post-discharge follow-up, chronic condition management, virtual nursing — and aligns them into a single digital care operating system that aggregates all of the data from these care experiences to provide real-time insight. By providing a single platform for the digital distribution of care, the Amwell Platform accelerates innovation and interoperability for health system and health plan clients as well as other healthcare innovators who aim to offer a seamless experience for providers, patients and members.

The Amwell Platform, is our go-forward strategy to digitally enable a scalable healthcare experience across all care settings. The development of the platform provides our customer base with an improved and more robust healthcare solution that is designed to connect seamlessly with clients' existing investments as well as Amwell-owned and partner programs.

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

Total subscription fees received were $24.9 million and $32.2 million for the three months ended March 31, 2026 and 2025, respectively.

Health Systems

For health systems, the Amwell Platform enables provider-to-provider virtual care for use cases ranging from stroke to virtual nursing and e-sitting. Our suite of Carepoint devices can enhance in-person care, whether the clients want to turn existing equipment such as televisions or iPads into digital access points or use Amwell CarepointTM carts and peripherals.The Amwell Platform also helps extend care outside the care setting by enabling both on-demand and scheduled provider-to-patient care for a range of use cases.

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

The Amwell Platform enables government healthcare providers to extend care beyond traditional settings, reaching personnel wherever they are stationed. With both on-demand and scheduled care options, we support a wide range of healthcare needs, including urgent care, primary care, behavioral health, chronic disease management, and specialty consultations.

Visits

Amwell’s clinical affiliate AMG has built a network of providers who are licensed and credentialed to deliver care on the Amwell Platform across the entire United States. This clinical network is designed and operated in a way that allows us to meet the aggregate visit demand requirements of our health plan and health system clients, spanning a broad mix of specialties, including Family Medicine, Lactation, Nutrition, Psychiatry, Therapy and Women's Health.

AMG earns fee-for-service revenue for each episode of care delivered on the Amwell Platform by its providers with fees varying by physician specialty or clinical program. These clinical fees vary significantly per consultation or case based on the specialty and may require an additional module subscription.

Fees received from AMG-related visits were $28.9 million and $26.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

Fees received from the provision of services and Carepoint devices were $1.1 million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively.

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

In the three months ended March 31, 2026, our clients completed a total of 1.1 million visits using the Amwell Platform, while in the three months ended March 31, 2025, 1.3 million visits were completed. AMG providers accounted for 36% and 29% of total visits performed using the Amwell Platform during the three months ended March 31, 2026 and 2025, respectively.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Client Providers
March 31, 2026	1,050,000	64%
December 31, 2025	980,000	65%
September 30, 2025	1,090,000	73%
June 30, 2025	1,165,000	73%
March 31, 2025	1,300,000	71%

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other income (expense), net, (ii) net gain on divestiture, (iii) income tax benefit and expense, (iv) depreciation and amortization, (v) stock-based compensation expense and (vi) severance and strategic transformation costs.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(10,301)	$(18,356)
Add:
Depreciation and amortization	7,563	$7,800
Interest income and other income (expense), net	(313)	(2,688)
Net gain on divestiture(2)	(7,027)	(10,713)
Income tax expense	217	568
Stock-based compensation	2,304	7,686
Severance and strategic transformation costs(1)	4,477	3,465
Adjusted EBITDA	$(3,080)	$(12,238)

(1)
Severance and strategic transformation costs include expenses associated with the termination of employees and expenses (including abandonment of our corporate headquarters) that focus on transforming the strategy of the Company’s sales and growth organization as well as our overall cost structure during the three months ended March 31, 2026 and 2025.
(2)
Net gain on divestiture is related to the gain recognized on the sale of our APC business.

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

Severance and strategic transformation costs

In the three months ended March 31, 2026 and 2025, the Company recorded charges of $4.5 million and $3.5 million, respectively, in connection with severance and strategic transformation costs. The Company has executed a series of individual actions designed to maintain or improve our operating results and profitability. The Company continues to evaluate potential actions and may incur additional strategic transformation costs in future periods.

Our strategic transformation actions include headcount reductions, lease abandonment impairments and other related transitional amounts to maintain our competitive footprint. With the lease abandonment of our corporate headquarters we recognized $3.4 million in accelerated right of use asset amortization in the period. Strategic transformation actions are generally funded within twelve months of initiation and are funded by cash flows from operating activities and existing cash balances. We may incur additional strategic transformation costs in order to align our recurring cost structure with our current revenue profile. The timing and amount of the incurrence of such future strategic transformation costs are dependent on market conditions, customer actions and other factors.

For further information, see Note 14, "Severance and strategic transformation costs," to the condensed consolidated financial statements included in this Report.

Components of Statement of Operations

Revenue

The Company has demonstrated the strength of our revenue as a direct result of the increasing acceptance of digital care, our penetration of the market, and the successful launch of new and expanded products that enable broadened applications for care delivered virtually. Revenue performance is reflective of the strong foundation that has been built, focused around health plans, health systems, and our provider network.

We generate revenues from the use of the Amwell Platform in the form of recurring subscription fees for use, and related services and Carepoint sales. We also generate revenue from the performance of AMG patient visits. Subscription revenue is impacted by timing of revenue recognition.

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

Cost of revenues are primarily driven by the hosting and technical support required to service our clients and the size of our provider network. Our business model is designed to be scalable and to leverage fixed costs to generate higher revenues. While we currently expect increased investments to further enhance our offering, we also expect increased efficiencies and economies of scale. Our quarterly cost of revenues as a percentage of revenues is expected to fluctuate from period to period depending on the interplay of these aforementioned factors.

Research and Development Expenses

Research and development expenses include personnel and related expenses for software and hardware engineering, information technology infrastructure, security and compliance and product development (inclusive of stock-based compensation for our research and development employees). Research and development expenses also include the periodic outsourcing of similar functions to third party specialists. We have made an effort to optimize our resourcing structure with a mix of nearshore and offshore employees and contractors, resulting in a more efficient cost structure. We continue to enhance the Amwell Platform through additional functionality. We believe increased spending in prior years was a temporary investment to accelerate development of a more scalable and economically beneficial solution that will properly position the Company to benefit in the long term and have seen decline during the year as we return to normal levels of spend in future periods.

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

We expect sales and marketing expense to remain consistent in future periods. Our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our advertising and marketing expenses.

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

Depreciation and Amortization Expense

Depreciation and amortization expense includes the amortization of intangible assets and depreciation related to our fixed assets. Amortization of intangible assets consists of the amortization of acquisition-related intangible assets, which are customer relationships, technology and trade names, as well as the amortization of capitalized software costs.

Interest Income and Other Income (Expense), Net

The balance of interest income and other income (expense), net, consists predominantly of interest income on our money-market investments. We did not incur material interest expenses in the period as there were no outstanding debts or notes payables.

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

Provision for Income Taxes

The income tax expense is primarily due to state and foreign income tax expense.

Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three months ended March 31, 2026 and 2025 and the dollar and percentage change between the respective periods:

	Three Months Ended March 31,
(in thousands)	2026	2025	Change	%
Revenue	$54,883	$66,833	$(11,950)	(18)%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	26,919	31,574	(4,655)	(15)%
Research and development	12,379	22,102	(9,723)	(44)%
Sales and marketing	7,745	12,576	(4,831)	(38)%
General and administrative	17,701	23,192	(5,491)	(24)%
Depreciation and amortization expense	7,563	7,800	(237)	(3)%
Total costs and operating expenses	72,307	97,244	(24,937)	(26)%
Loss from operations	(17,424)	(30,411)	12,987	(43)%
Interest income and other income (expense), net	313	2,688	(2,375)	(88)%
Net gain on divestiture	7,027	10,713	(3,686)	(34)%
Loss before expense from income taxes and loss from equity method investment	(10,084)	(17,010)	6,926	(41)%
Income tax expense	(217)	(568)	351	(62)%
Loss from equity method investment	—	(778)	778	(100)%
Net loss	(10,301)	(18,356)	8,055	(44)%
Net income attributable to non-controlling interest	585	348	237	68%
Net loss attributable to American Well Corporation	$(10,886)	$(18,704)	$7,818	(42)%

Revenue

For the three months ended March 31, 2026, subscription revenue decreased $7.3 million due to timing of revenue recognition with our strategic customers. Other revenue decreased $6.9 million primarily related to professional services performed in the prior period around the integration of our strategic customers. These decreases were offset by an increase in visit revenue of $2.3 million due to the visit mix being weighted more to special program visits.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended March 31, 2026, the decrease in cost of revenue was primarily driven by a decrease in employee costs of $3.2 million due to a headcount reduction of 30% period over period. There was also a decrease in marketing services for customers of $1.6 million.

Research and Development Expenses

For the three months ended March 31, 2026, there was a decrease in employee-related costs of $8.0 million (due to headcount reduction of 29% period over period and reduced stock compensation expense). There was also a decrease of $2.1 million in consulting spend due to cost savings measures put into place. These decreases were offset by a one time $0.9 million lease abandonment write-off.

Sales and Marketing Expenses

For the three months ended March 31, 2026, there was a decrease in employee-related costs of $4.4 million (due to headcount reduction of 53% period over period and reduced stock compensation expense), and due to cost savings measures put into place a decrease in conference spend of $0.5 million and consulting spend of $0.3 million. These decreases were offset by a one time $0.6 million lease abandonment write-off.

General and Administrative Expenses

For the three months ended March 31, 2026, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $9.3 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions of 34% period over period. The decrease was partially offset by an increase in legal spend during the period of $1.2 million, an increase in bad debt related to historical visits of $1.8 million and a one time $0.9 million lease abandonment write-off.

Depreciation and Amortization Expense

Depreciation and amortization expense remained consistent for the three months ended March 31, 2026.

Interest Income and Other (Expense) Income, net

For the three months ended March 31, 2026 and 2025, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Gain on divestiture

The gain of divesture relates to the gain from finalization of the contingent consideration related to the APC sale.

Expense from Income Taxes

Income tax expense was $0.2 million for the three months ended March 31, 2026, compared to income tax expense was $0.6 million for the three months ended March 31, 2025.

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

During 2025, the companies determined that these care services could be provided through partnering between the two entities and that the joint venture was no longer necessary to achieve care delivery, as a result the companies entered into an agreement for the transfer of the VSO Business and complete liquidation and dissolution of the joint venture. Certain business activities will continue through the transition period which will conclude in 2026.

During the three months ended March 31, 2026, the Company recognized no loss or income as its proportionate share of the joint venture as the investment was written down to zero. During the three months ended March 31, 2025, the Company recognized a loss of $0.8 million, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Three Months Ended March 31,
	2026	2025
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(983)	$(25,108)
Net cash provided by (used in) investing activities	(2,786)	19,391
Net cash provided by financing activities	303	543
Total	$(3,466)	$(5,174)

Sources of Financing

Our principal sources of liquidity were cash and cash equivalents totaling $179.2 million and $182.3 million as of March 31, 2026 and December 31, 2025, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash and cash equivalents are comprised of money market funds.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $17.4 million and a net loss of $10.3 million for the three months ended March 31, 2026 and had an accumulated deficit of $2,072.5 million as of March 31, 2026.

The Company has no debt as of March 31, 2026 or December 31, 2025 and expects to generate operating losses in future periods.

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

Three months ended March 31, 2026, vs. three months ended March 31, 2025

Cash Used in Operating Activities

Cash used in operating activities was $1.0 million for the three months ended March 31, 2026. The primary driver of this use of cash was our net loss of $10.3 million. The net loss was partially offset by non-cash expenses of $9.2 million (primarily impairment of right of use asset of $3.4 million, stock-based compensation of $2.3 million and depreciation and amortization of $7.6 million, offset by net gain on divestiture of $7.0 million).

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $2.8 million for the three months ended March 31, 2026. Cash used in investing activities consisted of $2.8 of capitalized software costs.

Cash provided by investing activities was $19.4 million for the three months ended March 31, 2025. Cash provided by investing activities consisted of $20.4 million in proceeds from divestiture offset by $1.0 million minority investment in a strategic technology partner.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026, was $0.3 million. Cash provided by financing activities consisted of $0.3 million of proceeds from the employee stock purchase plan.

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

Contractual Obligations and Commitments

As of March 31, 2026, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment evolves. For a discussion of our critical accounting policies and estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $179.2 million, and $182.3 million as of March 31, 2026 and December 31, 2025, respectively. These amounts were primarily invested in money markets. The Company held no investments as of March 31, 2026 and December 31, 2025. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of March 31, 2026 and December 31, 2025, the Company has foreign subsidiaries in Israel, Ireland, the United Kingdom and Australia, the functional currency of each subsidiary being the New Israeli Shekel, Euro, British pound and Australian dollar, respectively. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the three months ended March 31, 2026 and 2025 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended March 31, 2026.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 to January 31	96	$4.91	—	—
February 1 to February 28	—	—	—	—
March 1 to March 31	—	—	—	—
Total	96	$4.91	—	—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, certain of our officers and directors adopted Rule 10b5-1 trading arrangements as follows:

•
On February 17, 2026, Stephen Schlegel, a director on our Board of Directors, adopted a trading plan intended to satisfy the conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for the sale of up to 9,750 shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in the plan and terminates on the earlier of the date all the shares under the plan are sold and June 30, 2026.

Item 6. Exhibits

The documents listed below are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

10.1#*	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Chief Executive Officer Certification

31.2*	Chief Financial Officer Certification

32.1*	CEO Certification of Quarterly Report

32.2*	CFO Certifications of Quarterly Report

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith

#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WELL CORPORATION

Date:	May 5, 2026	By:	/s/ Ido Schoenberg, MD
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2026	By:	/s/ Mark Hirschhorn
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2026	By:	/s/ Paul McNeice
Chief Accounting Officer
(Principal Accounting Officer)