Form 10-Q
period 2026-06-30
American Well Corp
filed 2026-08-04
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 24, 2026, the number of shares of the registrant’s Class A common stock outstanding was 15,361,463, the number of shares of the registrant’s Class B common stock outstanding was 1,369,518 and the number of shares of the registrant’s Class C common stock outstanding was 277,777.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$195,946	$182,328
Restricted cash	795	—
Accounts receivable ($30 and $955, from related parties and net of allowances of $11,519 and $9,463, respectively)	52,608	49,693
Inventories	964	1,187
Deferred contract acquisition costs	2,658	2,660
Prepaid expenses and other current assets	11,720	10,813
Total current assets	264,691	246,681
Restricted cash	—	795
Property and equipment, net	165	225
Intangible assets, net	56,947	66,073
Operating lease right-of-use asset	—	3,930
Deferred contract acquisition costs, net of current portion	3,811	4,459
Other assets	1,566	1,624
Total assets	$327,180	$323,787
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,696	$1,649
Accrued expenses and other current liabilities	60,338	45,308
Operating lease liability, current	2,978	3,632
Deferred revenue ($20 and $113 from related parties, respectively)	26,248	22,625
Total current liabilities	91,260	73,214
Other long-term liabilities	1,059	1,075
Operating lease liability, net of current portion	—	892
Deferred revenue, net of current portion	552	818
Total liabilities	92,871	75,999
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of June 30, 2026 and as of December 31, 2025	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 15,277,711 and 14,782,788 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 1,369,518 shares issued and outstanding; 200,000,000 Class C shares authorized 277,777 issued and outstanding as of June 30, 2026 and as of December 31, 2025	170	165
Additional paid-in capital	2,313,775	2,309,145
Accumulated other comprehensive income (loss)	(10,287)	(12,099)
Accumulated deficit	(2,082,441)	(2,061,628)
Total American Well Corporation stockholders’ equity	221,217	235,583
Non-controlling interest	13,092	12,205
Total stockholders’ equity	234,309	247,788
Total liabilities and stockholders’ equity	$327,180	$323,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
($34, $833, $614 and $1,265 from related parties, respectively)	$52,048	$70,898	$106,931	$137,731
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	24,486	31,143	51,405	62,717
Research and development	10,352	18,237	22,731	40,339
Sales and marketing	5,844	12,518	13,589	25,094
General and administrative	13,901	21,155	31,602	44,347
Depreciation and amortization expense	7,021	8,224	14,584	16,024
Total costs and operating expenses	61,604	91,277	133,911	188,521
Loss from operations	(9,556)	(20,379)	(26,980)	(50,790)
Interest income and other (expense) income, net	(617)	845	(304)	3,533
Net gain on divestiture	—	—	7,027	10,713
Loss before expense from income taxes and loss from equity method investment	(10,173)	(19,534)	(20,257)	(36,544)
Income tax benefit	548	725	331	157
Loss from equity method investment	—	(722)	—	(1,500)
Net loss	(9,625)	(19,531)	(19,926)	(37,887)
Net income attributable to non-controlling interest	302	165	887	513
Net loss attributable to American Well Corporation	$(9,927)	$(19,696)	$(20,813)	$(38,400)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(1.24)	$(1.25)	$(2.43)
Weighted-average common shares outstanding, basic and diluted	16,761,044	15,892,970	16,675,831	15,783,281
Net loss	$(9,625)	$(19,531)	$(19,926)	$(37,887)
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,784	2,669	1,812	2,326
Comprehensive loss	(7,841)	(16,862)	(18,114)	(35,561)
Less: Comprehensive income attributable to non-controlling interest	302	165	887	513
Comprehensive loss attributable to American Well Corporation	$(8,143)	$(17,027)	$(19,001)	$(36,074)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2026	16,430,083	$165	$2,309,145	$(12,099)	$(2,061,628)	$235,583	$12,205	$247,788
Vesting of restricted stock units, including units with a market condition	166,846	1	(1)	—	—	—	—	—
Shares repurchased and retired	(96)	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	61,939	1	302	—	—	303	—	303
Stock-based compensation expense	—	—	2,304	—	—	2,304	—	2,304
Currency translation adjustment	—	—	—	28	—	28	—	28
Net loss	—	—	—	—	(10,886)	(10,886)	585	(10,301)
Balances as of March 31, 2026	16,658,772	167	2,311,750	(12,071)	(2,072,514)	227,332	12,790	240,122
Vesting of restricted stock units, including units with a market condition	266,329	3	(3)	—	—	—	—	—
Shares repurchased and retired	(95)	—	—	—		—	—	—
Stock-based compensation expense	—	—	2,028	—	—	2,028	—	2,028
Currency translation adjustment	—	—	—	1,784	—	1,784	—	1,784
Net loss	—	—	—	—	(9,927)	(9,927)	302	(9,625)
Balances as of June 30, 2026	16,925,006	170	2,313,775	(10,287)	(2,082,441)	221,217	13,092	234,309

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2025	15,570,172	$156	$2,286,380	$(15,840)	$(1,965,924)	$304,772	$11,472	$316,244
Vesting of restricted stock units, including units with a market condition	137,838	1	(1)	—	—	—	—	—
Shares repurchased and retired	(177)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	77,083	1	543	—	—	544	—	544
Stock-based compensation expense	—	—	7,686	—	—	7,686	—	7,686
Currency translation adjustment	—	—	—	(343)	—	(343)	—	(343)
Net loss	—	—	—	—	(18,704)	(18,704)	348	(18,356)
Balances as of March 31, 2025	15,784,916	158	2,294,608	(16,183)	(1,984,629)	293,954	11,820	305,774
Vesting of restricted stock units, including units with a market condition	304,432	3	(3)	—	—	—	—	—
Shares repurchased and retired	(157)	—	—	—	(1)	(1)	—	(1)
Stock-based compensation expense	—	—	5,662	—	—	5,662	—	5,662
Currency translation adjustment	—	—	—	2,669	—	2,669	—	2,669
Net loss	—	—	—	—	(19,696)	(19,696)	165	(19,531)
Balances as of June 30, 2025	16,089,191	161	2,300,267	(13,514)	(2,004,326)	282,588	11,985	294,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(19,926)	$(37,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on right of use asset	3,424	—
Depreciation and amortization expense	14,606	16,025
Provisions for credit losses	2,741	379
Amortization of deferred contract acquisition costs	1,337	1,297
Amortization of deferred contract fulfillment costs	131	470
Inventory provisions	(300)	250
Net gain on divestiture	(7,027)	(10,713)
Stock-based compensation expense	4,337	13,349
Loss on equity method investment	—	1,500
Deferred income taxes	(8)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(5,677)	10,767
Inventories	523	674
Deferred contract acquisition costs	(709)	(1,058)
Prepaid expenses and other current assets	(1,024)	(1,112)
Other assets	15	220
Accounts payable	45	(1,350)
Accrued expenses and other current liabilities	13,809	(9,239)
Deferred revenue	3,437	(13,394)
Net cash provided by (used in) operating activities	9,734	(29,832)
Cash flows from investing activities:
Purchases of property and equipment	(13)	(9)
Capitalized software development costs	(5,630)	—
Purchases of investments	—	(1,000)
Proceeds from divestiture, net of cash divested	7,027	20,400
Net cash provided by investing activities	1,384	19,391
Cash flows from financing activities:
Proceeds from employee stock purchase plan	303	544
Payments for the purchase of treasury stock	—	(2)
Net cash provided by financing activities	303	542
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	2,197	655
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,618	(9,244)
Cash, cash equivalents, and restricted cash at beginning of period	183,123	229,111
Cash, cash equivalents, and restricted cash at end of period	$196,741	$219,867
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	195,946	219,072
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$196,741	$219,867
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$645	$2,252

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of results for the full 2026 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $25,498 and $1,503, respectively, as of June 30, 2026 and $16,810 and $246, respectively as of December 31, 2025.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $7,031 and $7,887 for the three months ended June 30, 2026 and 2025, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended June 30, 2026 and 2025. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $15,410 and $17,554 for the six months ended June 30, 2026 and 2025, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the six months ended June 30, 2026 and 2025.

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

For the three and six months ended June 30, 2026 the Company did not recognize any loss or income as its proportionate share of the joint venture’s results of operations, as the investment balance was written down to zero. For the three and six months ended June 30, 2025, the Company recognized a loss of $722 and $1,500, as its proportionate share of the joint venture’s results of operations. Accordingly, the carrying value of the equity method investment as of June 30, 2026 and December 31, 2025 was zero.

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable. As of June 30, 2026, one client accounted for 65% of outstanding accounts receivable, and as of December 31, 2025, one client accounted for 53% of outstanding accounts receivable.

During the three months ended June 30, 2026, sales to two clients represented 38% and 17% of the Company’s total revenue. During the six months ended June 30, 2026, sales to two clients represented 40% and 16% of the Company's total revenue. During the three months ended June 30, 2025, sales to two clients represented 33% and 26% of the Company's total revenue. During the six months ended June 30, 2025, sales to two clients represented 28% and 25% of the Company's total revenue.

Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Definite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives. Intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. The Company did not identify a triggering event in the six months ended June 30, 2026 and 2025. No impairments were identified during the six months ended June 30, 2026 and 2025.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not identify a triggering event in the six months ended June 30, 2025 and no impairments were identified during the six months ended June 30, 2025. In the six months ended June 30, 2026 the Company abandoned its corporate headquarters and as part of this fully impaired the right of use asset related to the lease. An impairment charge of $3,424 was recorded in operating expenses in the statement of operations, the lease was not terminated and rent payments will be made over the remaining lease term.

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

The significant expense categories and amounts align with information that is regularly provided to the CODM. Significant segment expenses, consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee compensation	$23,785	$36,535	$48,492	$78,119
Consulting costs	3,194	5,168	6,113	11,013
Provider cost	11,972	12,153	26,274	26,412
Stock-based compensation expense	2,028	5,662	4,332	13,348
Other segment expense items (1)	20,625	31,759	48,700	59,629
Total costs and operating expenses	$61,604	$91,277	$133,911	$188,521

(1) Other segment expense items primarily include hosting, hardware, corporate compliance, severance, strategic transformation costs, amortization, depreciation, bad debt and overhead expenses.

4. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Platform subscription	$25,708	$40,460	$50,618	$72,672
Visits	24,426	22,752	53,309	49,377
Other	1,914	7,686	3,004	15,682
Total Revenue	$52,048	$70,898	$106,931	$137,731

Accounts Receivable, Net

Changes in the allowance for credit losses were as follows:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Allowance for credit losses, beginning of the period	$9,463	$7,236
Provisions	2,740	2,753
Write-offs	(684)	(526)
Allowance for credit losses, end of the period	$11,519	$9,463

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are recorded as receivables when the Company has the right to invoice the client. The amount of unbilled accounts receivable included within accounts receivable on the condensed consolidated balance sheet was $9,129 and $4,322 as of June 30, 2026 and December 31, 2025, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include collections in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended June 30, 2026 and 2025, the Company recognized revenue of $7,608 and $7,062, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. For the six months ended June 30, 2026 and 2025, the Company recognized revenue of $15,942 and $26,906, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the six months ended June 30, 2026 and year ended December 31, 2025 were as follows:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Total deferred revenue, beginning of the period	$23,443	$56,012
Additions	55,576	114,444
Recognized	(52,219)	(147,013)
Total deferred revenue, end of the period	$26,800	$23,443

Current deferred revenue	26,248	22,625
Non-current deferred revenue	552	818
Total	$26,800	$23,443

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $84,349 and $85,200, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the June 30, 2026 amount, the Company expects to recognize 56% of the transaction price in the 12 month period ended June 30, 2027, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$97,170	$—	$—	$97,170
Total financial assets:	$97,170	$—	$—	$97,170

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$95,426	$—	$—	$95,426
Total financial assets:	$95,426	$—	$—	$95,426

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the six months ended June 30, 2026, there were no transfers between fair value measurement levels. Interest income for the three months ended June 30, 2026 and 2025 was $1,020 and $1,374, respectively. Interest income for the six months ended June 30, 2026 and 2025 was $1,996 and $2,938, respectively.

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

APC generated revenues of $459 during the three and six months ended June 30, 2025. Given that we operate our business as a single reporting unit, we are unable to reasonably determine stand-alone costs and related earnings or loss before income taxes attributable to the APC business.

Upon completion of the divestiture of APC the Company recognized a gain of $10,713 during the six months ended June 30, 2025. In relation to the Additional Payment, the Company recognized a gain of $7,027 during the six months ended June 30, 2026. As the Company is in a loss position, no income tax expense related to the taxable gain was recognized during the six months ended June 30, 2026 and 2025.

7. Intangible Assets

Identified intangible assets consist of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
June 30, 2026
Customer relationships	$67,074	$(40,563)	26,511	4.7
Trade name	10,432	(7,212)	3,220	2.1
Technology	91,270	(82,335)	8,935	1.6
Internally developed software	45,943	(27,662)	18,281	4.3
	$214,719	$(157,772)	$56,947

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2025
Customer relationships	$67,205	$(37,535)	29,670	5.1
Trade name	10,745	(6,667)	4,078	2.6
Technology	92,284	(75,987)	16,297	1.6
Internally developed software	40,314	(24,286)	16,028	3.9
	$210,548	$(144,475)	$66,073

The Company capitalized $2,849 and $5,630 in the three and six months ended June 30, 2026 and nothing in the three and six months ended June 30, 2025, related to internally developed software to be sold as a service incurred during the application development stage. The Company is amortizing these costs over the expected lives of the related services. Amortization expense related to intangible assets for the three months ended June 30, 2026 and 2025 was $6,995 and $8,177, respectively. Amortization expense related to intangible assets for the six months ended June 30, 2026 and 2025 was $14,533 and $15,926, respectively.

8. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Employee compensation and benefits	$12,993	$22,556
Professional services	4,820	4,233
Provider services	24,885	6,349
Legal accrual	8,510	5,278
Other	9,130	6,892
Total	$60,338	$45,308

9. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of June 30, 2026 and December 31, 2025.

Common Stock

In the three and six months ended June 30, 2026 and 2025, no shares of Class B common stock were converted to Class A common stock. As of June 30, 2026, the par value of the Class A, Class B and Class C shares was $153, $14, and $3, respectively. As of December 31, 2025 the aggregate par value of the Class A, Class B and Class C shares was $148, $14 and $3, respectively.

		June 30, 2026	December 31, 2025
	Shares Authorized	Shares Issued and Outstanding	Shares Issued and Outstanding
Class A	1,000,000,000	15,277,711	14,782,788
Class B	100,000,000	1,369,518	1,369,518
Class C	200,000,000	277,777	277,777
	1,300,000,000	16,925,006	16,430,083

As of June 30, 2026 and December 31, 2025, the Company had reserved 5,065,363 and 4,619,313 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

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

Stock Options

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	340,426	$107.43	2.9	$—
Forfeited	(34,700)	110.12
Expired	(9,015)	49.40
Outstanding as of June 30, 2026	296,711	$108.88	2.4	$—
Vested and expected to vest as of December 31, 2025	340,206	$107.43	2.9	$—
Vested and expected to vest as of June 30, 2026	296,491	$108.87	2.4	$—
Options exercisable as of December 31, 2025	340,426	$107.43	2.9	$—
Options exercisable as of June 30, 2026	296,711	$108.88	2.4	$—

No options were exercised or granted in the six months ended June 30, 2026 and 2025.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	1,194,219	$14.91
Granted	529,971	5.79
Vested	(433,175)	16.14
Forfeited	(98,499)	15.20
Unvested as of June 30, 2026	1,192,516	$10.39

The total grant date fair value of RSU’s granted for the six months ended June 30, 2026 and 2025 was $3,069 and $8,906, respectively. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the six months ended June 30, 2026 and 2025 was $3,010 and $3,476, respectively.

Restricted Stock Units with a Performance or Market Condition

Activity for the restricted stock units with a performance or market condition is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	229,579	$11.79
Cancelled/Forfeited	(71,810)	9.69
Expired	(24,436)	43.73
Unvested as of June 30, 2026	133,333	$7.06

There were no performance-based or market condition share awards granted during the six months ended June 30, 2026 and 2025.

2020 Employee Stock Purchase Plan

During the six months ended June 30, 2025, the Company issued 77,083 shares under the ESPP. During the six months ended June 30, 2026, the Company issued 61,939 shares under the ESPP. As of June 30, 2026, 338,291 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense, related to all of the Company's stock-based awards, was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$70	$200	$187	$463
Research and development	623	1,551	1,496	3,161
Selling and marketing	264	557	533	1,164
General and administrative	1,071	3,354	2,116	8,560
Total	$2,028	$5,662	$4,332	$13,348

As of June 30, 2026, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $9,773, which is expected to be recognized over a weighted-average period of 1.6 years.

10. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through June 30, 2026 and December 31, 2025, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of June 30, 2026 and December 31, 2025, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows. We have $8,510 of legal exposure accrued related to potential settlements and legal costs, of which $5,200 relates to one specific case.

11. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and six months ended June 30, 2026, the Company recognized an income tax benefit of $548 and $331, primarily due to federal, state and foreign income taxes. During the three and six months ended June 30, 2025, the Company recognized an income tax benefit of $725 and $157, primarily due to federal, state and foreign income taxes.

12. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of June 30, 2026 and December 31, 2025, the Company held current deferred revenue of $20 and $113, respectively from contracts with this client. As of June 30, 2026 and December 31, 2025, amounts due from Cleveland Clinic were $30 and $441, respectively.

During the three months ended June 30, 2026 and 2025, the Company recognized revenue of $44 and $67, respectively, from contracts with this client. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $293 and $129, respectively, from contracts with this client.

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

During the six months ended June 30, 2026 and 2025, the Company made no capital contributions.

As of June 30, 2026 and December 31, 2025, the Company held no current deferred revenue, from contracts with this client. As of June 30, 2026 and December 31, 2025, there was no amount and $514 due from CCAW, JV LLC, respectively.

During the three months ended June 30, 2026 and 2025, the Company recognized approximately no revenue and $766 from contracts with this client, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $321 and $1,136, respectively, from contracts with this client

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(9,625)	$(19,531)	$(19,926)	$(37,887)
Net income attributable to non-controlling interest	302	165	887	513
Net loss attributable to American Well Corporation	$(9,927)	$(19,696)	$(20,813)	$(38,400)
Denominator:
Weighted-average common shares outstanding—basic and diluted	16,761,044	15,892,970	16,675,831	15,783,281
Net loss per share attributable to common stockholders—basic and diluted	$(0.59)	$(1.24)	$(1.25)	$(2.43)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unvested restricted stock units	1,192,516	1,545,733	1,192,516	1,545,733
Unvested performance market-based stock units	133,333	50,158	133,333	50,158
Options to purchase shares of common stock	296,711	398,901	296,711	398,901
	1,622,560	1,994,792	1,622,560	1,994,792

14. Severance and strategic transformation costs

The Company has executed a series of individual actions, referred to as strategic transformation actions. Strategic transformation costs include one-time employee termination benefits, strategic transformation consulting expenses, as well as other incremental costs resulting from these actions. Employee termination benefits are recorded in accordance with standard Company policy. Charges are recorded when such actions are approved, communicated, and/or implemented. Amounts remaining to be paid for any strategic transformation costs are $3,597 and included in accrued expenses and operating lease liability on the condensed consolidated balance sheet as of June 30, 2026.

In the three months ended June 30, 2026 and 2025, the Company recorded charges of $(643) and $2,541, respectively, in connection with individual strategic transformation actions. For the three months ended June 30, 2026 and 2025, these charges consist of $8 and $601 recorded as cost of sales, $57 and $99 recorded as research and development expense, $(15) and $1,022 as sales and marketing expense, and $(693) and $819 as general and administrative expenses, respectively. In the six months ended June 30, 2026 and 2025, the Company recorded charges of $3,834 and $6,006, respectively, in connection with individual strategic transformation actions. For the six months ended June 30, 2026 and 2025, these charges consist of $1,179 and $887 recorded as cost of sales, $1,478 and $1,923 recorded as research and development expenses, $881 and $1,325 as sales and marketing expense, and $296 and $1,871 as general and administrative expenses, respectively.

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
•
the risk that the insurance we maintain may not fully cover all potential exposures; and
•
the continuation of the Defense Health Agency relationship beyond the third quarter of 2026 with comparable financial terms.

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

As of December 31, 2025, we powered the digital care programs of approximately 50 health plans, which collectively represent more than 90 million covered lives, as well as approximately 80 of the nation’s largest health systems. Since inception, we have powered approximately 39.5 million virtual care visits for our clients, including approximately 1.9 million in the six months ended June 30, 2026.

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

Total subscription fees received were $25.7 million and $40.4 million for the three months ended June 30, 2026 and 2025, respectively, and $50.6 million and $72.7 million for the six months ended June 30, 2026 and 2025, respectively.

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

Fees received from AMG-related visits were $24.4 million and $22.8 million for the three months ended June 30, 2026 and 2025, respectively, and $53.3 million and $49.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

Fees received from the provision of services and Carepoint devices were $1.9 million and $7.7 million for the three months ended June 30, 2026 and 2025, respectively, and $3.0 million and $15.7 million for the six months ended June 30, 2026 and 2025, respectively.

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

In the six months ended June 30, 2026, our clients completed a total of 1.9 million visits using the Amwell Platform, while in the six months ended June 30, 2025, 2.5 million visits were completed. AMG providers accounted for 37% and 27% of total visits performed using the Amwell Platform during the six months ended June 30, 2026 and 2025, respectively. Visits have declined in the current period due to lower urgent care and behavioral visits as a result of customer churn, combined with summer seasonality.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Client Providers
June 30, 2026	840,000	62%
March 31, 2026	1,050,000	64%
December 31, 2025	980,000	65%
September 30, 2025	1,090,000	73%
June 30, 2025	1,165,000	73%

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

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(9,625)	$(19,531)	$(19,926)	$(37,887)
Add:
Depreciation and amortization	7,021	$8,224	14,584	16,024
Interest income and other (expense) income, net	617	(845)	304	(3,533)
Net gain on divestiture(2)	—	—	(7,027)	(10,713)
Income tax benefit	(548)	(725)	(331)	(157)
Stock-based compensation	2,028	5,662	4,332	13,348
Severance and strategic transformation costs(1)	(643)	2,541	3,834	6,006
Adjusted EBITDA	$(1,150)	$(4,674)	$(4,230)	$(16,912)

(1)
Severance and strategic transformation costs include expenses associated with the termination of employees and expenses (including abandonment of our corporate headquarters) that focus on transforming the strategy of the Company’s sales and growth organization as well as our overall cost structure during the three and six months ended June 30, 2026 and 2025.
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

Severance and strategic transformation costs

In the three months ended June 30, 2026 and 2025, the Company recorded charges of $(0.6) million and $2.5 million, respectively, in connection with severance and strategic transformation costs. In the six months ended June 30, 2026 and 2025, the Company recorded charges of $3.8 million and $6.0 million, respectively, in connection with severance and strategic transformation costs. The Company has executed a series of individual actions designed to maintain or improve our operating results and profitability. The Company continues to evaluate potential actions and may incur additional strategic transformation costs in future periods.

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

We generate revenues from the use of the Amwell Platform in the form of recurring subscription fees for use, and related services and Carepoint sales. We also generate revenue from the performance of AMG patient visits. Subscription revenue is impacted by timing of revenue recognition. Services and Carepoint revenue depends on implementation timing.

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

Interest Income and Other Income (Expense), Net

The balance of interest income and other income (expense), net, consists predominantly of interest income on our money-market investments and foreign currency gains and losses. We did not incur material interest expenses in the period as there were no outstanding debts or notes payables.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three and six months ended June 30, 2026 and 2025 and the dollar and percentage change between the respective periods:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026	2025	Change	%	2026	2025	Change	%
Revenue	$52,048	$70,898	$(18,850)	(27)%	$106,931	$137,731	$(30,800)	-22%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	24,486	31,143	(6,657)	(21)%	51,405	62,717	(11,312)	(18)%
Research and development	10,352	18,237	(7,885)	(43)%	22,731	40,339	(17,608)	(44)%
Sales and marketing	5,844	12,518	(6,674)	(53)%	13,589	25,094	(11,505)	(46)%
General and administrative	13,901	21,155	(7,254)	(34)%	31,602	44,347	(12,745)	(29)%
Depreciation and amortization expense	7,021	8,224	(1,203)	(15)%	14,584	16,024	(1,440)	(9)%
Total costs and operating expenses	61,604	91,277	(29,673)	(33)%	133,911	188,521	(54,610)	(29)%
Loss from operations	(9,556)	(20,379)	10,823	(53)%	(26,980)	(50,790)	23,810	(47)%
Interest income and other (expense) income, net	(617)	845	(1,462)	(173)%	(304)	3,533	(3,837)	(109)%
Net gain on divestiture	—	—	—	0%	7,027	10,713	(3,686)	(34)%
Loss before expense from income taxes and loss from equity method investment	(10,173)	(19,534)	9,361	(48)%	(20,257)	(36,544)	16,287	(45)%
Income tax benefit	548	725	(177)	(24)%	331	157	174	111%
Loss from equity method investment	—	(722)	722	(100)%	—	(1,500)	1,500	(100)%
Net loss	(9,625)	(19,531)	9,906	(51)%	(19,926)	(37,887)	17,961	(47)%
Net income attributable to non-controlling interest	302	165	137	83%	887	513	374	73%
Net loss attributable to American Well Corporation	$(9,927)	$(19,696)	$9,769	(50)%	$(20,813)	$(38,400)	$17,587	(46)%

Revenue

For the three months ended June 30, 2026, subscription revenue decreased $14.8 million due to timing of revenue recognition with our strategic customers. Other revenue decreased $5.8 million primarily related to a decline of $3.0 million in professional services performed around the integration of our strategic customers and a decline in marketing revenue of $2.7 million. These decreases were offset by an increase in visit revenue of $1.6 million due to the visit mix being weighted more to special program visits, partially offset by fewer visits.

For the six months ended June 30, 2026, subscription revenue decreased $22.1 million due to timing of revenue recognition with our strategic customers. Other revenue decreased $12.7 million primarily related to a decline of $7.1 million in professional services performed around the integration of our strategic customers and a decline in marketing revenue of $5.1 million. These decreases were offset by an increase in visit revenue of $3.9 million due to the visit mix being weighted more to special program visits, partially offset by fewer visits.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended June 30, 2026, the decrease in cost of revenue was primarily driven by a decrease in employee costs of $3.2 million due to a headcount reduction of 24% period over period. There was also a decrease in marketing services for customers of $3.3 million.

For the six months ended June 30, 2026, the decrease in cost of revenue was primarily driven by a decrease in employee costs of $6.8 million due to a headcount reduction of 26% period over period. There was also a decrease in marketing services for customers of $5.0 million.

Research and Development Expenses

For the three months ended June 30, 2026, there was a decrease in employee-related costs of $6.1 million (due to headcount reduction of 24% period over period and reduced stock compensation expense). There was also a decrease of $1.6 million in consulting spend due to cost savings measures put into place, as well as more software development costs meeting the capitalization criteria.

For the six months ended June 30, 2026, there was a decrease in employee-related costs of $14.1 million (due to headcount reduction of 27% period over period and reduced stock compensation expense). There was also a decrease of $3.7 million in consulting spend due to cost savings measures put into place, as well as more software development costs meeting the capitalization criteria.

Sales and Marketing Expenses

For the three months ended June 30, 2026, there was a decrease in employee-related costs of $5.1 million (due to headcount reduction of 52% period over period and reduced stock compensation expense), and due to cost savings measures put into place a decrease in third party software spend of $0.5 million and consulting spend of $0.4 million.

For the six months ended June 30, 2026, there was a decrease in employee-related costs of $9.5 million (due to headcount reduction of 51% period over period and reduced stock compensation expense), and due to cost savings measures put into place a decrease in conference and marketing spend of $0.8 million, third party software spend of $0.6 million and consulting spend of $0.6 million.

General and Administrative Expenses

For the three months ended June 30, 2026, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $5.9 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions of 26% period over period. The decrease was also due to a decrease in legal spend during the period of $2.1 million.

For the six months ended June 30, 2026, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $15.2 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions of 29% period over period. The decrease was partially offset by an increase in bad debt related to historical visits of $1.7 million.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three and six months ended June 30, 2026 and 2025. Amortization expense for the three and six months ended June 30, 2026 decreased $1.2 million and $1.4 million due to certain intangible assets being fully amortized.

Interest Income and Other (Expense) Income, net

For the three and six months ended June 30, 2026 and 2025, interest income and other (expense) income, net consist entirely of interest income and gains from our cash equivalents and short-term investments.

Gain on divestiture

The gain of divesture relates to the gain from finalization of the contingent consideration related to the APC sale.

Expense from Income Taxes

Income tax benefit was $0.5 million and $0.3 million for the three and six months ended June 30, 2026, compared to income tax benefit of $0.7 million and $0.2 million for the three and six months ended June 30, 2025.

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

During the three and six months ended June 30, 2026, the Company recognized no loss or income as its proportionate share of the joint venture as the investment was written down to zero. During the three and six months ended June 30, 2025, the Company recognized a loss of $0.7 million and $1.5 million, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
	2026	2025
Consolidated Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$9,734	$(29,832)
Net cash provided by investing activities	1,384	19,391
Net cash provided by financing activities	303	542
Total	$11,421	$(9,899)

Sources of Financing

Our principal sources of liquidity were cash and cash equivalents totaling $195.9 million and $182.3 million as of June 30, 2026 and December 31, 2025, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash and cash equivalents are comprised of money market funds.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $27.0 million and a net loss of $19.9 million for the six months ended June 30, 2026 and had an accumulated deficit of $2,082.4 million as of June 30, 2026.

The Company has no debt as of June 30, 2026 or December 31, 2025 and expects to generate operating losses in future periods.

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

Six months ended June 30, 2026, vs. Six months ended June 30, 2025

Cash Provided by (Used in) Operating Activities

Cash provided by operating activities was $9.7 million for the six months ended June 30, 2026. The primary driver of this was the increase in our accrued expense balance of $13.8 million offset by an increase in accounts receivable of $5.7 million. The cash provided by this was partially offset by the use of cash from our net loss of $19.9 million. The net loss was partially offset by non-cash expenses of $19.2 million (primarily depreciation and amortization of $14.6 million, stock-based compensation of $4.3 million and impairment of right of use asset of $3.4 million, offset by net gain on divestiture of $7.0 million).

Cash used in operating activities was $29.8 million for the six months ended June 30, 2025. The primary driver of this use of cash was our net loss of $37.9 million. The net loss was partially offset by non-cash expenses of $22.5 million (primarily stock-based compensation of $13.3 million and depreciation and amortization of $16.0 million, offset by net gain on divestiture of $10.7 million).

Cash Provided by Investing Activities

Cash provided by investing activities was $1.4 million for the six months ended June 30, 2026. Cash used in investing activities consisted of $7.0 million in proceeds from divestiture offset by $5.6 million of capitalized software costs.

Cash provided by investing activities was $19.4 million for the six months ended June 30, 2025. Cash provided by investing activities consisted of $20.4 million in proceeds from divestiture offset by $1.0 million minority investment in a strategic technology partner.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026, was $0.3 million, consisting of proceeds from the employee stock purchase plan.

Cash provided by financing activities for the six months ended June 30, 2025, was $0.5 million, consisting of proceeds from the employee stock purchase plan.

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

Contractual Obligations and Commitments

As of June 30, 2026, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

Critical Accounting Estimates

Our condensed consolidated financial statements and the related notes thereto are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience, current business factors, and various other assumptions that the Company believes are necessary to consider to form a basis for making judgments about the carrying values of assets and liabilities, the recorded amounts of revenue and expenses, and the disclosure of contingent assets and liabilities. The Company is subject to uncertainties such as the impact of future events, economic and political factors, and changes in the Company’s business environment; therefore, actual results could differ from these estimates. Accordingly, the accounting estimates used in the preparation of the Company’s condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment evolves. For a discussion of our critical accounting estimates see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $195.9 million, and $182.3 million as of June 30, 2026 and December 31, 2025, respectively. These amounts were primarily invested in money markets. The Company held no investments as of June 30, 2026 and December 31, 2025. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of June 30, 2026 and December 31, 2025, the Company has foreign subsidiaries in Israel, Ireland, the United Kingdom and Australia, the functional currency of each subsidiary being the New Israeli Shekel, Euro, British pound and Australian dollar, respectively. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the six months ended June 30, 2026 and 2025 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended June 30, 2026.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 to April 30	95	$5.26	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	—	—	—	—
Total	95	$5.26	—	—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement.

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

AMERICAN WELL CORPORATION

Date:	August 4, 2026	By:	/s/ Ido Schoenberg, MD
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2026	By:	/s/ Mark Hirschhorn
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2026	By:	/s/ Paul McNeice
Chief Accounting Officer
(Principal Accounting Officer)