Form 10-Q
period 2026-09-30
American Well Corp
filed 2026-11-03
CIK 1393584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 23, 2026, the number of shares of the registrant’s Class A common stock outstanding was 15,572,979, the number of shares of the registrant’s Class B common stock outstanding was 1,369,518 and the number of shares of the registrant’s Class C common stock outstanding was 277,777.

American Well Corporation

QUARTERLY REPORT ON FORM 10-Q

For the period ended September 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$180,786	$182,328
Restricted cash	795	—
Accounts receivable ($0 and $955, from related parties and net of allowances of $11,600 and $9,463, respectively)	54,486	49,693
Inventories	889	1,187
Deferred contract acquisition costs	2,672	2,660
Prepaid expenses and other current assets	9,684	10,813
Total current assets	249,312	246,681
Restricted cash	—	795
Property and equipment, net	150	225
Intangible assets, net	54,715	66,073
Operating lease right-of-use asset	—	3,930
Deferred contract acquisition costs, net of current portion	3,427	4,459
Other assets	1,612	1,624
Total assets	$309,216	$323,787
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,844	$1,649
Accrued expenses and other current liabilities	56,129	45,308
Operating lease liability, current	2,008	3,632
Deferred revenue ($1 and $113 from related parties, respectively)	20,730	22,625
Total current liabilities	82,711	73,214
Other long-term liabilities	1,062	1,075
Operating lease liability, net of current portion	—	892
Deferred revenue, net of current portion	277	818
Total liabilities	84,050	75,999
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, no shares issued or outstanding as of September 30, 2026 and as of December 31, 2025	—	—
Common stock, $0.01 par value; 1,000,000,000 Class A shares authorized, 15,490,195 and 14,782,788 shares issued and outstanding, respectively; 100,000,000 Class B shares authorized, 1,369,518 shares issued and outstanding; 200,000,000 Class C shares authorized 277,777 issued and outstanding as of September 30, 2026 and as of December 31, 2025	172	165
Additional paid-in capital	2,316,345	2,309,145
Accumulated other comprehensive income (loss)	(11,043)	(12,099)
Accumulated deficit	(2,093,803)	(2,061,628)
Total American Well Corporation stockholders’ equity	211,671	235,583
Non-controlling interest	13,495	12,205
Total stockholders’ equity	225,166	247,788
Total liabilities and stockholders’ equity	$309,216	$323,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
($28, $744, $642 and $2,009 from related parties, respectively)	$48,991	$56,286	$155,922	$194,017
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	23,032	26,779	74,437	89,496
Research and development	9,595	18,582	32,326	58,921
Sales and marketing	7,285	9,078	20,874	34,172
General and administrative	15,493	21,736	47,095	66,083
Depreciation and amortization expense	5,240	9,443	19,824	25,467
Total costs and operating expenses	60,645	85,618	194,556	274,139
Loss from operations	(11,654)	(29,332)	(38,634)	(80,122)
Interest income and other (expense) income, net	1,465	638	1,161	4,171
Net gain (loss) on divestiture	—	(2,000)	7,027	8,713
Loss before expense from income taxes and loss from equity method investment	(10,189)	(30,694)	(30,446)	(67,238)
Income tax expense	(769)	(1,217)	(438)	(1,060)
Loss from equity method investment	—	—	—	(1,500)
Net loss	(10,958)	(31,911)	(30,884)	(69,798)
Net income attributable to non-controlling interest	403	467	1,290	980
Net loss attributable to American Well Corporation	$(11,361)	$(32,378)	$(32,174)	$(70,778)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(2.00)	$(1.91)	$(4.44)
Weighted-average common shares outstanding, basic and diluted	17,059,760	16,214,711	16,805,214	15,928,671
Net loss	$(10,958)	$(31,911)	$(30,884)	$(69,798)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(756)	375	1,056	2,701
Comprehensive loss	(11,714)	(31,536)	(29,828)	(67,097)
Less: Comprehensive income attributable to non-controlling interest	403	467	1,290	980
Comprehensive loss attributable to American Well Corporation	$(12,117)	$(32,003)	$(31,118)	$(68,077)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2026	16,430,083	$165	$2,309,145	$(12,099)	$(2,061,628)	$235,583	$12,205	$247,788
Vesting of restricted stock units, including units with a market condition	166,846	1	(1)	—	—	—	—	—
Shares repurchased and retired	(96)	—	—	—	—	—	—	—
Issuance of stock under employee stock purchase plan	61,939	1	302	—	—	303	—	303
Stock-based compensation expense	—	—	2,304	—	—	2,304	—	2,304
Currency translation adjustment	—	—	—	28	—	28	—	28
Net loss	—	—	—	—	(10,886)	(10,886)	585	(10,301)
Balances as of March 31, 2026	16,658,772	167	2,311,750	(12,071)	(2,072,514)	227,332	12,790	240,122
Vesting of restricted stock units, including units with a market condition	266,329	3	(3)	—	—	—	—	—
Shares repurchased and retired	(95)	—	—	—		—	—	—
Stock-based compensation expense	—	—	2,028	—	—	2,028	—	2,028
Currency translation adjustment	—	—	—	1,784	—	1,784	—	1,784
Net loss	—	—	—	—	(9,927)	(9,927)	302	(9,625)
Balances as of June 30, 2026	16,925,006	170	2,313,775	(10,287)	(2,082,441)	221,217	13,092	234,309
Vesting of restricted stock units, including units with a market condition	163,274	2	(2)	—	—	—	—	—
Shares repurchased and retired	(67)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	49,277	—	239	—	—	239	—	239
Stock-based compensation expense	—	—	2,333	—	—	2,333	—	2,333
Currency translation adjustment	—	—	—	(756)	—	(756)	—	(756)
Net loss	—	—	—	—	(11,361)	(11,361)	403	(10,958)
Balances as of September 30, 2026	17,137,490	$172	$2,316,345	$(11,043)	$(2,093,803)	$211,671	$13,495	$225,166

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	American Well Corporation Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balances as of January 1, 2025	15,570,172	$156	$2,286,380	$(15,840)	$(1,965,924)	$304,772	$11,472	$316,244
Vesting of restricted stock units, including units with a market condition	137,838	1	(1)	—	—	—	—	—
Shares repurchased and retired	(177)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	77,083	1	543	—	—	544	—	544
Stock-based compensation expense	—	—	7,686	—	—	7,686	—	7,686
Currency translation adjustment	—	—	—	(343)	—	(343)	—	(343)
Net loss	—	—	—	—	(18,704)	(18,704)	348	(18,356)
Balances as of March 31, 2025	15,784,916	158	2,294,608	(16,183)	(1,984,629)	293,954	11,820	305,774
Vesting of restricted stock units, including units with a market condition	304,432	3	(3)	—	—	—	—	—
Shares repurchased and retired	(157)	—	—	—	(1)	(1)	—	(1)
Stock-based compensation expense	—	—	5,662	—	—	5,662	—	5,662
Currency translation adjustment	—	—	—	2,669	—	2,669	—	2,669
Net loss	—	—	—	—	(19,696)	(19,696)	165	(19,531)
Balances as of June 30, 2025	16,089,191	161	2,300,267	(13,514)	(2,004,326)	282,588	11,985	294,573
Vesting of restricted stock units, including units with a market condition	179,868	2	(2)	—	—	—	—	—
Shares repurchased and retired	(102)	—	—	—	(1)	(1)	—	(1)
Issuance of stock under employee stock purchase plan	50,592	1	299	—	—	300	—	300
Stock-based compensation expense	—	—	4,027	—	—	4,027	—	4,027
Currency translation adjustment	—	—	—	375	—	375	—	375
Net loss	—	—	—	—	(32,378)	(32,378)	467	(31,911)
Balances as of September 30, 2025	16,319,549	$164	$2,304,591	$(13,139)	$(2,036,705)	$254,911	$12,452	$267,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN WELL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share and per share amounts)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(30,884)	$(69,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment on right of use asset	3,424	—
Depreciation and amortization expense	19,837	25,467
Provisions for credit losses	2,823	151
Amortization of deferred contract acquisition costs	1,981	1,962
Amortization of deferred contract fulfillment costs	197	745
Inventory provisions	(300)	375
Net gain on divestiture	(7,027)	(8,713)
Stock-based compensation expense	6,670	17,432
Loss on equity method investment	—	1,500
Deferred income taxes	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	(7,630)	9,001
Inventories	598	660
Deferred contract acquisition costs	(978)	(1,520)
Prepaid expenses and other current assets	922	681
Other assets	(39)	382
Accounts payable	2,195	896
Accrued expenses and other current liabilities	8,663	(3,313)
Deferred revenue	(2,386)	(24,477)
Net cash used in operating activities	(1,934)	(48,598)
Cash flows from investing activities:
Purchases of property and equipment	(23)	(9)
Capitalized software development costs	(8,594)	—
Purchases of investments	—	(1,000)
Proceeds from divestiture, net of cash divested	7,027	20,400
Net cash (used in) provided by investing activities	(1,590)	19,391
Cash flows from financing activities:
Proceeds from employee stock purchase plan	542	844
Payments for the purchase of treasury stock	(1)	(3)
Net cash provided by financing activities	541	841
Effect of exchange rates changes on cash, cash equivalents, and restricted cash	1,441	938
Net decrease in cash, cash equivalents, and restricted cash	(1,542)	(27,428)
Cash, cash equivalents, and restricted cash at beginning of period	183,123	229,111
Cash, cash equivalents, and restricted cash at end of period	$181,581	$201,683
Cash, cash equivalents, and restricted cash at end of period:
Cash and cash equivalents	180,786	200,888
Restricted cash	795	795
Total cash, cash equivalents, and restricted cash at end of period	$181,581	$201,683
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,012	$1,513

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary for the fair statement of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of results for the full 2026 calendar year or any other future interim periods. The information included in the interim financial statements should be read in conjunction with the annual consolidated financial statements and accompanying notes included in the Form 10-K.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the PCs after elimination of intercompany transactions were $26,652 and $1,384, respectively, as of September 30, 2026 and $16,810 and $246, respectively as of December 31, 2025.

Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $6,955 and $6,599 for the three months ended September 30, 2026 and 2025, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended September 30, 2026 and 2025. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the PCs after elimination of intercompany transactions was $22,365 and $24,153 for the nine months ended September 30, 2026 and 2025, respectively. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the nine months ended September 30, 2026 and 2025.

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

For the three and nine months ended September 30, 2026 and the three months ended September 30, 2025 the Company did not recognize any loss or income as its proportionate share of the joint venture’s results of operations, as the investment balance was written down to zero. For the nine months ended September 30, 2025, the Company recognized a loss of $1,500, as its proportionate share of the joint venture’s results of operations. Accordingly, the carrying value of the equity method investment as of September 30, 2026 and December 31, 2025 was zero.

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

The Company performs ongoing assessments and credit evaluations of its clients to assess the collectability of the accounts based on a number of factors, including past transaction experience, age of the accounts receivable, review of the invoicing terms of the contracts, and recent communication with clients. The Company has not experienced significant credit losses from its accounts receivable. As of September 30, 2026, two clients accounted for 62% and 11% of outstanding accounts receivable, and as of December 31, 2025, one client accounted for 53% of outstanding accounts receivable.

During the three months ended September 30, 2026, sales to two clients represented 40% and 17% of the Company’s total revenue. During the nine months ended September 30, 2026, sales to two clients represented 40% and 17% of the Company's total revenue. During the three months ended September 30, 2025, sales to two clients represented 32% and 21% of the Company's total revenue. During the nine months ended September 30, 2025, sales to two clients represented 29% and 24% of the Company's total revenue.

Intangible Assets

Intangible assets acquired in a business combination are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired and reported net of accumulated amortization, separately from goodwill. Definite-lived intangible assets, which primarily consist of customer relationships, contractor relationships, technology and trade name, are stated at historical cost and amortized over the assets’ estimated useful lives. Intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. The Company did not identify a triggering event in the nine months ended September 30, 2026 and 2025. No impairments were identified during the nine months ended September 30, 2026 and 2025.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets, among others. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than the asset’s carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value. The Company did not identify a triggering event in the nine months ended September 30, 2025 and no impairments were identified during the nine months ended September 30, 2025. In the nine months ended September 30, 2026 the Company abandoned its corporate headquarters and as part of this fully impaired the right of use asset related to the lease. An impairment charge of $3,424 was recorded in operating expenses in the statement of operations, the lease was not terminated and rent payments will be made over the remaining lease term.

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

The significant expense categories and amounts align with information that is regularly provided to the CODM. Significant segment expenses, consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee compensation	$24,817	$31,837	$73,309	$109,956
Consulting costs	3,734	4,454	9,847	15,467
Provider cost	11,704	11,741	37,978	38,153
Stock-based compensation expense	2,333	4,027	6,665	17,375
Other segment expense items (1)	18,057	33,559	66,757	93,188
Total costs and operating expenses	$60,645	$85,618	$194,556	$274,139

(1) Other segment expense items primarily include hosting, hardware, corporate compliance, severance, strategic transformation costs, amortization, depreciation, bad debt and overhead expenses.

4. Revenue

The following table presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Platform subscription	$23,941	$30,897	$74,559	$103,569
Visits	23,670	21,196	76,979	70,573
Other	1,380	4,193	4,384	19,875
Total Revenue	$48,991	$56,286	$155,922	$194,017

Accounts Receivable, Net

Changes in the allowance for credit losses were as follows:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Allowance for credit losses, beginning of the period	$9,463	$7,236
Provisions	2,821	2,753
Write-offs	(684)	(526)
Allowance for credit losses, end of the period	$11,600	$9,463

The Company has rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are recorded as receivables when the Company has the right to invoice the client. The amount of unbilled accounts receivable included within accounts receivable on the condensed consolidated balance sheet was $8,725 and $4,322 as of September 30, 2026 and December 31, 2025, respectively.

Deferred Revenue

Contract liabilities consist of deferred revenue and include collections in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended September 30, 2026 and 2025, the Company recognized revenue of $3,351 and $19,436, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented. For the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $19,293 and $46,342, respectively, that was included in the corresponding contract liability balance at the beginning of the periods presented.

Changes in the Company’s deferred revenue balance for the nine months ended September 30, 2026 and year ended December 31, 2025 were as follows:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Total deferred revenue, beginning of the period	$23,443	$56,012
Additions	74,682	114,444
Recognized	(77,118)	(147,013)
Total deferred revenue, end of the period	$21,007	$23,443

Current deferred revenue	20,730	22,625
Non-current deferred revenue	277	818
Total	$21,007	$23,443

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2026 and December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $71,512 and $85,200, respectively. The substantial majority of the unsatisfied performance obligations will be satisfied over the next three years.

As it pertains to the September 30, 2026 amount, the Company expects to recognize 58% of the transaction price in the 12 month period ended September 30, 2027, in its condensed consolidated statement of operations and comprehensive loss with the remainder recognized thereafter.

5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Money market funds	$88,043	$—	$—	$88,043
Total financial assets:	$88,043	$—	$—	$88,043

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Money market funds	$95,426	$—	$—	$95,426
Total financial assets:	$95,426	$—	$—	$95,426

The Company’s cash equivalents were invested in money market funds and were valued based on Level 1 inputs. During the nine months ended September 30, 2026, there were no transfers between fair value measurement levels. Interest income for the three months ended September 30, 2026 and 2025 was $935 and $1,175, respectively. Interest income for the nine months ended September 30, 2026 and 2025 was $2,931 and $4,113, respectively.

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

APC generated no revenue and revenue of $459 during the three and nine months ended September 30, 2025, respectively. Given that we operate our business as a single reporting unit, we are unable to reasonably determine stand-alone costs and related earnings or loss before income taxes attributable to the APC business.

Upon completion of the divestiture of APC the Company recognized a gain of $8,713 during the nine months ended September 30, 2025. In relation to the Additional Payment, the Company recognized a gain of $7,027 during the nine months ended September 30, 2026. As the Company is in a loss position, no income tax expense related to the taxable gain was recognized during the nine months ended September 30, 2026 and 2025.

7. Intangible Assets

Identified intangible assets consist of the following:

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
September 30, 2026
Customer relationships	$67,099	$(42,136)	24,963	4.4
Trade name	10,396	(7,561)	2,835	1.9
Technology	91,155	(84,666)	6,489	1.7
Internally developed software	48,907	(28,479)	20,428	3.5
	$217,557	$(162,842)	$54,715

	Gross Amount	Accumulated Amortization	Carrying Value	Weighted Average Remaining Life
December 31, 2025
Customer relationships	$67,205	$(37,535)	29,670	5.1
Trade name	10,745	(6,667)	4,078	2.6
Technology	92,284	(75,987)	16,297	1.6
Internally developed software	40,314	(24,286)	16,028	3.9
	$210,548	$(144,475)	$66,073

The Company capitalized $2,964 and $8,594 in the three and nine months ended September 30, 2026 and nothing in the three and nine months ended September 30, 2025, related to internally developed software to be sold as a service incurred during the application development stage. The Company is amortizing these costs over the expected lives of the related services. Amortization expense related to intangible assets for the three months ended September 30, 2026 and 2025 was $5,216 and $9,394, respectively. Amortization expense related to intangible assets for the nine months ended September 30, 2026 and 2025 was $19,749 and $25,320, respectively.

8. Accrued Expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Employee compensation and benefits	$18,192	$22,556
Professional services	4,930	4,233
Provider services	18,436	6,349
Legal accrual	6,290	5,278
Other	8,281	6,892
Total	$56,129	$45,308

9. Stockholders’ Equity

Undesignated Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 100,000,000 shares of undesignated preferred stock, par value of $0.01 per share, with rights and preferences, including voting rights, designated from time to time by the board of directors. No shares of preferred stock were issued or outstanding as of September 30, 2026 and December 31, 2025.

Common Stock

In the three and nine months ended September 30, 2026 and 2025, no shares of Class B common stock were converted to Class A common stock. As of September 30, 2026, the par value of the Class A, Class B and Class C shares was $155, $14, and $3, respectively. As of December 31, 2025 the aggregate par value of the Class A, Class B and Class C shares was $148, $14 and $3, respectively.

		September 30, 2026	December 31, 2025
	Shares Authorized	Shares Issued and Outstanding	Shares Issued and Outstanding
Class A	1,000,000,000	15,490,195	14,782,788
Class B	100,000,000	1,369,518	1,369,518
Class C	200,000,000	277,777	277,777
	1,300,000,000	17,137,490	16,430,083

As of September 30, 2026 and December 31, 2025, the Company had reserved 4,852,812 and 4,619,313 shares of common stock for the exercise of outstanding stock options, the vesting of restricted stock units, the vesting of performance-based market condition share awards, and the number of shares remaining available for future grant, respectively.

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

Stock Options

Activity under the Plans is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2026	340,426	$107.43	2.9	$—
Granted	—	$—
Forfeited	(126,551)	110.96
Expired	(22,835)	49.40
Outstanding as of September 30, 2026	191,040	$112.03	2.3	$—
Vested and expected to vest as of December 31, 2025	340,206	$107.43	2.9	$—
Vested and expected to vest as of September 30, 2026	190,820	$112.03	2.3	$—
Options exercisable as of December 31, 2025	340,426	$107.43	2.9	$—
Options exercisable as of September 30, 2026	191,040	$112.03	2.3	$—

No options were exercised or granted in the nine months ended September 30, 2026 and 2025.

Restricted Stock Units

Activity for the restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	1,194,219	$14.91
Granted	536,650	5.88
Vested	(596,449)	15.18
Forfeited	(107,792)	15.75
Unvested as of September 30, 2026	1,026,628	$9.95

The total grant date fair value of RSU’s granted for the nine months ended September 30, 2026 and 2025 was $3,155 and $9,996, respectively. Restricted stock units vest over the service period of one to four years. The aggregate intrinsic value of restricted stock units vested for the nine months ended September 30, 2026 and 2025 was $4,766 and $4,846, respectively.

Restricted Stock Units with a Performance or Market Condition

Activity for the restricted stock units with a performance or market condition is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2026	229,579	$11.79
Granted	33,333	10.76
Cancelled/Forfeited	(71,810)	9.69
Expired	(24,436)	43.73
Unvested as of September 30, 2026	166,666	$7.80

The total grant-date fair value of performance-based share units granted during the nine months ended September 30, 2026 and 2025 was $359 and $1,438, respectively.

2020 Employee Stock Purchase Plan

During the nine months ended September 30, 2025, the Company issued 127,675 shares under the ESPP. During the nine months ended September 30, 2026, the Company issued 111,216 shares under the ESPP. As of September 30, 2026, 289,014 shares remained available for issuance.

Stock-Based Compensation

Stock-based compensation expense, related to all of the Company's stock-based awards, was classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$70	$139	$257	$602
Research and development	552	1,055	2,048	4,216
Selling and marketing	299	391	832	1,555
General and administrative	1,412	2,442	3,528	11,002
Total	$2,333	$4,027	$6,665	$17,375

As of September 30, 2026, the unrecognized stock-based compensation expense related to unvested common stock-based awards was $8,133, which is expected to be recognized over a weighted-average period of 1.6 years.

10. Commitments and Contingencies

Indemnification

The Company’s arrangements generally include certain provisions for indemnifying clients against third-party claims asserting infringement of certain intellectual property rights in the ordinary course of business. The Company also regularly indemnifies clients against third-party claims that the company’s products or services breach applicable law or regulation or from claims resulting from a breach of the business associate agreement in place with the client. In addition, the Company indemnifies its officers, directors and certain key employees while they are serving in good faith in their capacities. Through September 30, 2026 and December 31, 2025, there have been no claims under any indemnification provisions.

Litigation

From time to time, and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. As of September 30, 2026 and December 31, 2025, the Company did not have any pending claims, charges or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations or cash flows. We have $6,290 of legal exposure accrued related to potential settlements and legal costs, of which $5,018 relates to one specific case.

11. Income Taxes

As a result of the Company’s history of net operating losses (“NOL”), the Company continues to maintain a full valuation allowance against its domestic net deferred tax assets. For the three and nine months ended September 30, 2026, the Company recognized an income tax expense of $769 and $438, primarily due to federal, state and foreign income taxes. During the three and nine months ended September 30, 2025, the Company recognized an income tax expense of $1,217 and $1,060, primarily due to federal, state and foreign income tax expense.

12. Related-Party Transactions

Cleveland Clinic

Cleveland Clinic is a related party because a member of the Company’s board of directors is an executive advisor to Cleveland Clinic. As of September 30, 2026 and December 31, 2025, the Company held current deferred revenue of $1 and $113, respectively from contracts with this client. As of September 30, 2026 and December 31, 2025, amounts due from Cleveland Clinic were zero and $441, respectively.

During the three months ended September 30, 2026 and 2025, the Company recognized revenue of $19 and $177, respectively, from contracts with this client. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $312 and $306, respectively, from contracts with this client.

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

During the nine months ended September 30, 2026 and 2025, the Company made no capital contributions.

As of September 30, 2026 and December 31, 2025, the Company held no deferred revenue, from contracts with this client. As of September 30, 2026 and December 31, 2025, there was no amount and $514 due from CCAW, JV LLC, respectively.

During the three months ended September 30, 2026 and 2025, the Company recognized approximately $9 and $567 from contracts with this client, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $330 and $1,703, respectively, from contracts with this client

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(10,958)	$(31,911)	$(30,884)	$(69,798)
Net income attributable to non-controlling interest	403	467	1,290	980
Net loss attributable to American Well Corporation	$(11,361)	$(32,378)	$(32,174)	$(70,778)
Denominator:
Weighted-average common shares outstanding—basic and diluted	17,059,760	16,214,711	16,805,214	15,928,671
Net loss per share attributable to common stockholders—basic and diluted	$(0.67)	$(2.00)	$(1.91)	$(4.44)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested restricted stock units	1,026,628	1,368,508	1,026,628	1,368,508
Unvested performance market-based stock units	166,666	250,157	166,666	250,157
Options to purchase shares of common stock	191,040	359,754	191,040	359,754
	1,384,334	1,978,419	1,384,334	1,978,419

14. Severance and strategic transformation costs

The Company has executed a series of individual actions, referred to as strategic transformation actions. Strategic transformation costs include one-time employee termination benefits, strategic transformation consulting expenses, as well as other incremental costs resulting from these actions. Employee termination benefits are recorded in accordance with standard Company policy. Charges are recorded when such actions are approved, communicated, and/or implemented. Amounts remaining to be paid for any strategic transformation costs are $5,056 and included in accrued expenses and operating lease liability on the condensed consolidated balance sheet as of September 30, 2026.

In the three months ended September 30, 2026 and 2025, the Company recorded charges of $483 and $3,193, respectively, in connection with individual strategic transformation actions. For the three months ended September 30, 2026 and 2025, these charges consist of $66 and $262 recorded as cost of sales, $266 and $2,594 recorded as research and development expense, $127 and $330 as sales and marketing expense, and $24 and $7 as general and administrative expenses, respectively. In the nine months ended September 30, 2026 and 2025, the Company recorded charges of $4,317 and $9,199, respectively, in connection with individual strategic transformation actions. For the nine months ended September 30, 2026 and 2025, these charges consist of $1,245 and $1,149 recorded as cost of sales, $1,744 and $4,517 recorded as research and development expenses, $1,008 and $1,655 as sales and marketing expense, and $320 and $1,878 as general and administrative expenses, respectively.

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
•
the risk that the insurance we maintain may not fully cover all potential exposures; and
•
the continuation of the Defense Health Agency relationship beyond the fourth quarter of 2026 with comparable financial terms.

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

As of December 31, 2025, we powered the digital care programs of approximately 50 health plans, which collectively represent more than 90 million covered lives, as well as approximately 80 of the nation’s largest health systems. Since inception, we have powered approximately 40.3 million virtual care visits for our clients, including approximately 2.7 million in the nine months ended September 30, 2026.

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

Total subscription fees received were $23.9 million and $30.9 million for the three months ended September 30, 2026 and 2025, respectively, and $74.6 million and $103.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Fees received from AMG-related visits were $23.7 million and $21.2 million for the three months ended September 30, 2026 and 2025, respectively, and $77.0 million and $70.6 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Fees received from the provision of services and Carepoint devices were $1.4 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and $4.4 million and $19.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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

In the nine months ended September 30, 2026, our clients completed a total of 2.7 million visits using the Amwell Platform, while in the nine months ended September 30, 2025, 3.6 million visits were completed. AMG providers accounted for 38% and 27% of total visits performed using the Amwell Platform during the nine months ended September 30, 2026 and 2025, respectively. Visits have declined in the current period due to lower urgent care and behavioral visits as a result of customer churn, combined with lower seasonal illness volume in the summer months.

Total Overall Quarterly Visits
Quarter Ended	Overall Visits	Performed by Client Providers
September 30, 2026	760,000	60%
June 30, 2026	840,000	62%
March 31, 2026	1,050,000	64%
December 31, 2025	980,000	65%
September 30, 2025	1,090,000	73%

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

We calculate adjusted EBITDA as net loss adjusted to exclude (i) interest income and other (expense) income, net, (ii) net gain (loss) on divestiture, (iii) income tax expense, (iv) depreciation and amortization, (v) stock-based compensation expense and (vi) severance and strategic transformation costs.

The following table presents a reconciliation of adjusted EBITDA from the most comparable GAAP measure, net loss, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(10,958)	$(31,911)	$(30,884)	$(69,798)
Add:
Depreciation and amortization	5,240	$9,443	19,824	25,467
Interest income and other (expense) income, net	(1,465)	(638)	(1,161)	(4,171)
Net gain (loss) on divestiture(2)	—	2,000	(7,027)	(8,713)
Income tax expense	769	1,217	438	1,060
Stock-based compensation	2,333	4,027	6,665	17,375
Severance and strategic transformation costs(1)	483	3,193	4,317	9,199
Adjusted EBITDA	$(3,598)	$(12,669)	$(7,828)	$(29,581)

(1)
Severance and strategic transformation costs include expenses associated with the termination of employees and expenses (including abandonment of our corporate headquarters) that focus on transforming the strategy of the Company’s sales and growth organization as well as our overall cost structure during the three and nine months ended September 30, 2026 and 2025.
(2)
Net gain (loss) on divestiture is related to the gain (loss) recognized on the sale of our APC business.

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

Severance and strategic transformation costs

In the three months ended September 30, 2026 and 2025, the Company recorded charges of $0.5 million and $3.2 million, respectively, in connection with severance and strategic transformation costs. In the nine months ended September 30, 2026 and 2025, the Company recorded charges of $4.3 million and $9.2 million, respectively, in connection with severance and strategic transformation costs. The Company has executed a series of individual actions designed to maintain or improve our operating results and profitability. The Company continues to evaluate potential actions and may incur additional strategic transformation costs in future periods.

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

Consolidated Results of Operations

The following table sets forth our summarized condensed consolidated statement of operations data for the three and nine months ended September 30, 2026 and 2025 and the dollar and percentage change between the respective periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026	2025	Change	%	2026	2025	Change	%
Revenue	$48,991	$56,286	$(7,295)	(13)%	$155,922	$194,017	$(38,095)	-20%
Costs and operating expenses:
Costs of revenue, excluding depreciation and amortization of intangible assets	23,032	26,779	(3,747)	(14)%	74,437	89,496	(15,059)	(17)%
Research and development	9,595	18,582	(8,987)	(48)%	32,326	58,921	(26,595)	(45)%
Sales and marketing	7,285	9,078	(1,793)	(20)%	20,874	34,172	(13,298)	(39)%
General and administrative	15,493	21,736	(6,243)	(29)%	47,095	66,083	(18,988)	(29)%
Depreciation and amortization expense	5,240	9,443	(4,203)	(45)%	19,824	25,467	(5,643)	(22)%
Total costs and operating expenses	60,645	85,618	(24,973)	(29)%	194,556	274,139	(79,583)	(29)%
Loss from operations	(11,654)	(29,332)	17,678	(60)%	(38,634)	(80,122)	41,488	(52)%
Interest income and other (expense) income, net	1,465	638	827	130%	1,161	4,171	(3,010)	(72)%
Net gain (loss) on divestiture	—	(2,000)	2,000	100%	7,027	8,713	(1,686)	(19)%
Loss before expense from income taxes and loss from equity method investment	(10,189)	(30,694)	20,505	(67)%	(30,446)	(67,238)	36,792	(55)%
Income tax expense	(769)	(1,217)	448	(37)%	(438)	(1,060)	622	(59)%
Loss from equity method investment	—	—	—	0%	—	(1,500)	1,500	(100)%
Net loss	(10,958)	(31,911)	20,953	(66)%	(30,884)	(69,798)	38,914	(56)%
Net income attributable to non-controlling interest	403	467	(64)	(14)%	1,290	980	310	32%
Net loss attributable to American Well Corporation	$(11,361)	$(32,378)	$21,017	(65)%	$(32,174)	$(70,778)	$38,604	(55)%

Revenue

For the three months ended September 30, 2026, subscription revenue decreased $7.0 million due to timing of revenue recognition with our strategic customers. Other revenue decreased $2.8 million primarily related to a decline of $2.1 million in professional services performed around the integration of our strategic customers and a decline in hardware revenue of $0.4 million. These decreases were offset by an increase in visit revenue of $2.5 million due to the visit mix being weighted more to special program visits, partially offset by fewer visits.

For the nine months ended September 30, 2026, subscription revenue decreased $29.0 million due to timing of revenue recognition with our strategic customers. Other revenue decreased $15.5 million primarily related to a decline of $9.2 million in professional services performed around the integration of our strategic customers and a decline in marketing revenue of $5.4 million. These decreases were offset by an increase in visit revenue of $6.4 million due to the visit mix being weighted more to special program visits, partially offset by fewer visits.

Costs of Revenue, Excluding Amortization of Acquired Intangible Assets

For the three months ended September 30, 2026, the decrease in cost of revenue was primarily driven by a decrease in employee costs of $1.0 million due to a headcount reduction of 14% period over period. There was also a decrease in marketing services for customers of $1.1 million. Hardware costs also declined $0.5 million in line with the decline in revenue and second opinion costs declined $0.5 million compared to the three months ended September 30, 2025.

For the nine months ended September 30, 2026, the decrease in cost of revenue was primarily driven by a decrease in employee costs of $7.8 million due to a headcount reduction of 23% period over period. There was also a decrease in marketing services for customers of $6.1 million. Hardware costs also declined $0.6 million in line with the decline in revenue.

Research and Development Expenses

For the three months ended September 30, 2026, there was a decrease in employee-related costs of $6.9 million (due to headcount reduction of 19% period over period and reduced stock compensation expense). There was also a decrease of $1.5 million in consulting spend due to $3.0 million more software development costs meeting the capitalization criteria, partially offset by increased costs.

For the nine months ended September 30, 2026, there was a decrease in employee-related costs of $21.0 million (due to headcount reduction of 25% period over period and reduced stock compensation expense). There was also a decrease of $5.2 million in consulting spend due to $8.6 million more software development costs meeting the capitalization criteria, partially offset by increased costs.

Sales and Marketing Expenses

For the three months ended September 30, 2026, there was a decrease in employee-related costs of $1.9 million (due to headcount reduction of 39% period over period and reduced stock compensation expense).

For the nine months ended September 30, 2026, there was a decrease in employee-related costs of $11.4 million (due to headcount reduction of 47% period over period and reduced stock compensation expense), and due to cost savings measures put into place a decrease in conference and marketing spend of $1.2 million.

General and Administrative Expenses

For the three months ended September 30, 2026, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $1.6 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions of 16% period over period. The decrease was also due to a decrease in legal expense during the period of $5.5 million. These decreases were partially offset by an increase in third party software spend of $1.1 million.

For the nine months ended September 30, 2026, the decrease in general and administrative expense was driven by a decrease in employee-related costs of $16.4 million. The employee related costs were driven primarily by the decrease in stock compensation expense as higher value historic awards had become fully expensed, as well as headcount reductions of 26% period over period. The decrease was also due to a decrease in legal spend during the period of $6.4 million. These decreases were partially offset by an increase in bad debt related to historical visits of $2.2 million and an increase in third party software expense of $1.2 million.

Depreciation and Amortization Expense

Depreciation expense remained consistent for the three and nine months ended September 30, 2026 and 2025. Amortization expense for the three and nine months ended September 30, 2026 decreased $4.2 million and $5.6 million due to certain intangible assets being fully amortized.

Interest Income and Other (Expense) Income, net

For the three and nine months ended September 30, 2026 and 2025, interest income and other (expense) income, net consist predominantly of interest income and gains from our cash equivalents and short-term investments and foreign currency gains and losses.

Gain on divestiture

The gain of divesture relates to the gain from finalization of the contingent consideration related to the APC sale.

Expense from Income Taxes

Income tax expense was $0.8 million and $0.4 million for the three and nine months ended September 30, 2026, compared to income tax expense of $1.2 million and $1.1 million for the three and nine months ended September 30, 2025.

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

During the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, the Company recognized no loss or income as its proportionate share of the joint venture as the investment was written down to zero. During the nine months ended September 30, 2025, the Company recognized a loss of $1.5 million, as its proportionate share of the joint venture results of operations.

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	Nine Months Ended September 30,
	2026	2025
Consolidated Statements of Cash Flows Data:
Net cash used in operating activities	$(1,934)	$(48,598)
Net cash (used in) provided by investing activities	(1,590)	19,391
Net cash provided by financing activities	541	841
Total	$(2,983)	$(28,366)

Sources of Financing

Our principal sources of liquidity were cash and cash equivalents totaling $180.8 million and $182.3 million as of September 30, 2026 and December 31, 2025, respectively, which were held for a variety of growth initiatives and investments as well as working capital purposes. Our cash and cash equivalents are comprised of money market funds.

As shown in the accompanying condensed consolidated financial statements, the Company incurred a loss from operations of $38.6 million and a net loss of $30.9 million for the nine months ended September 30, 2026 and had an accumulated deficit of $2,093.8 million as of September 30, 2026.

The Company has no debt as of September 30, 2026 or December 31, 2025 and continues to progress to breakeven in cash used in operations, but do expect to generate some operating losses in future periods.

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

Nine months ended September 30, 2026, vs. Nine months ended September 30, 2025

Cash Used in Operating Activities

Cash used in operating activities was $1.9 million for the nine months ended September 30, 2026. The primary driver of this was the use of cash from our net loss of $30.9 million. The net loss was partially offset by non-cash expenses of $27.6 million

(primarily depreciation and amortization of $19.8 million, stock-based compensation of $6.7 million and impairment of right of use asset of $3.4 million, offset by net gain on divestiture of $7.0 million).

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

Cash (Used in) Provided by Investing Activities

Cash used in investing activities was $1.6 million for the nine months ended September 30, 2026. Cash used in investing activities consisted of $8.6 million of capitalized software costs partially offset by $7.0 million in proceeds from divestiture.

Cash provided by investing activities was $19.4 million for the nine months ended September 30, 2025. Cash provided by investing activities consisted of $20.4 million in proceeds from divestiture offset by $1.0 million minority investment in a strategic technology partner.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026, was $0.5 million, consisting of proceeds from the employee stock purchase plan.

Cash provided by financing activities for the nine months ended September 30, 2025, was $0.8 million, consisting of proceeds from the employee stock purchase plan.

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

Contractual Obligations and Commitments

As of September 30, 2026, there have been no material changes from the contractual obligations and commitments previously disclosed in our Form 10-K.

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

Item 3. Qualitative and Quantitative Disclosure about Market Risk

Interest Rate Risk

We had cash and cash equivalents totaling $180.8 million, and $182.3 million as of September 30, 2026 and December 31, 2025, respectively. These amounts were primarily invested in money markets. The Company held no investments as of September 30, 2026 and December 31, 2025. The cash and cash equivalents are held for a variety of growth and investments as well as working capital purposes.

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

Foreign Currency Exchange Risk

To date, a substantial majority of our revenue from client arrangements has been denominated in U.S. dollars. We have limited operations outside the United States. As of September 30, 2026 and December 31, 2025, the Company has foreign subsidiaries in Israel, Ireland, the United Kingdom and Australia, the functional currency of each subsidiary being the New Israeli Shekel, Euro, British pound and Australian dollar, respectively. The Company also has a branch with a functional currency of the New Israeli Shekel. The transactional activity for these entities in the nine months ended September 30, 2026 and 2025 was not considered significant. Accordingly, we believe we do not have a material exposure to foreign currency risk. We may choose to focus on international expansion, which may increase our exposure to foreign currency exchange risk in the future.

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

Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officers and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective. Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the quarter ended September 30, 2026.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of its common stock for each month during this quarterly period covered by this report:

Period	(a) Total number of shares (or units) purchased*	(b) Average price paid per share (or unit)*	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 to July 31	67	$9.12	—	—
August 1 to August 31	—	—	—	—
September 1 to September 30	—	—	—	—
Total	67	$9.12	—	—

* Shares withheld to cover tax withholding obligations under the net settlement provision upon vesting of restricted stock units and exercising of options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement.

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

AMERICAN WELL CORPORATION

Date:	November 3, 2026	By:	/s/ Ido Schoenberg, MD
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2026	By:	/s/ Mark Hirschhorn
Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2026	By:	/s/ Paul McNeice
Chief Accounting Officer
(Principal Accounting Officer)